Form 10QSB
period 1996-06-30
FIRST ALLIANCE BANCORP
filed 1996-08-14
CIK 836616

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended  JUNE 30, 1996
                               ----------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission file number 0-24528

                         FIRST ALLIANCE BANCORP, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                  58-1793778
- -------------------------------                 -----------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization                   Identification No.)

                  63 BARRETT PARKWAY, NE, MARIETTA, GA 30066
                  -----------------------------------------
                   (Address of Principal Executive Offices)

                                (770) 425-2265
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

- -------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X        No
    -------------     ------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,604,999 SHARES OF COMMON STOCK, $1 PAR VALUE AS OF AUGUST 1, 1996.
  ---------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one):

     Yes          No    X
         -------     -------

                          First Alliance Bancorp, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1996


                             Index                              Page No.
                             -----                              --------

PART I.    Financial Information

Item 1.    Consolidated Financial Statements
            (Unaudited)
            (a)  Consolidated Balance Sheet
                 (unaudited) at June 30, 1996                       3

            (b)  Consolidated Statements of Income
                 (unaudited) for the three months and
                 six months ended June 30, 1996 and 1995            4

            (c)  Consolidated Statements of Cash
                 Flows (unaudited) for the six
                 months ended June 30, 1996 and 1995              5 - 6

            (d)  Note to Consolidated Financial
                 Statements (unaudited)                             7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                       8 - 16


PART II.  Other Information

Item 1.   Legal Proceedings                                         17

Item 2.   Changes in Securities                                     17

Item 3.   Defaults Upon Senior Securities                           17

Item 4.   Submission of Matters to a Vote of Security Holders    17 - 18

Item 5.   Other Information                                         18

Item 6.   Exhibits and Reports on Form 8-K                       18 - 23




(Signatures on Page 19)

                 FIRST ALLIANCE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              As of June 30, 1996
                                  (Unaudited)

ASSETS

Cash and due from banks                         $  6,178,494
Interest-bearing deposits in banks                   445,918
Federal funds sold                                 3,200,000
Securities available for sale, at fair value      33,480,078
Loans                                            117,025,457
Less allowance for loan losses                     1,783,795
                                                ------------
 Loans, net                                      115,241,662
                                                ------------

Premises and equipment, net                        3,606,059
Other assets                                       3,632,881
                                                ------------

                                                $165,785,092
                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand                     $ 23,232,838
 Interest-bearing demand                          36,477,095
 Savings                                           7,138,077
 Time, $100,000 and over                          20,390,984
 Other time                                       48,017,634
                                                ------------
  Total deposits                                 135,256,628

 Other borrowings                                 11,850,882
 Other liabilities                                 1,191,624
                                                ------------
  Total liabilities                              148,299,134
                                                ------------

 Minority interest in subsidiary                       7,767
                                                ------------

STOCKHOLDERS' EQUITY:
 Common stock, par value $1; 2,000,000
  shares authorized; 1,604,999 issued
  and outstanding                                  1,604,999
 Capital surplus                                  14,339,316
 Retained earnings                                 2,046,972
 Unrealized loss on securities net of tax           (513,096)
                                                ------------
  Total stockholders' equity                      17,478,191
                                                ------------
                                                $165,785,092
                                                ============

See Note to Consolidated Financial Statements

                 FIRST ALLIANCE BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             For Three and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                THREE MONTHS               SIX  MONTHS
                                             1996          1995         1996        1995
                                         -------------  -----------  ----------  ----------

Interest Income:
 Interest and fees on loans                $2,963,467    $2,420,336  $5,716,893  $4,620,303
 Interest on investment securities:
  Taxable                                     524,324       619,896   1,208,941   1,107,479
 Non-taxable                                    2,798         2,814       5,615       5,631
 Interest on deposits in banks                  8,292           204      17,791         484
 Interest on federal funds sold               196,283       132,434     268,437     332,504
                                           ----------    ----------  ----------  ----------
   Total interest and fees                  3,695,164     3,175,684   7,217,677   6,066,401
                                           ----------    ----------  ----------  ----------

Interest Expense:
 Interest on deposits                       1,351,197     1,182,941   2,616,294   2,247,705
 Interest on other borrowings                 150,331       123,116     345,929     157,834
                                           ----------    ----------  ----------  ----------
   Total interest expense                   1,501,528     1,306,057   2,962,223   2,405,539
                                           ----------    ----------  ----------  ----------
   Net interest income                      2,193,636     1,869,627   4,255,454   3,660,862

Provision for loan losses                     152,774        78,026     231,673     155,130
                                           ----------    ----------  ----------  ----------
   Net interest income after
    provision for loan losses               2,040,862     1,791,601   4,023,781   3,505,732
                                           ----------    ----------  ----------  ----------

Non-interest income:
 Service charges on deposit accounts          208,998       183,277     398,060     384,720
 Other charges, commissions, and fees          83,040        86,504     143,751     164,524
 Security transactions, net                    (8,033)        4,909     135,295       4,909
 Gain on sale of other real estate                454             0         454       6,085
 Mortgage origination fees                     25,987         8,796      45,068      20,183
 Other                                         20,336         5,836      43,295      30,227
                                           ----------    ----------  ----------  ----------
   Total non-interest income                  330,782       289,322     765,923     610,648
                                           ----------    ----------  ----------  ----------

Non-interest expense:
 Salaries and employee benefits               855,463       724,637   1,669,860   1,441,905
 Occupancy expense, net                       119,401       107,419     230,562     210,970
 Equipment expense                            131,695       116,515     247,900     231,545
 Other real estate expenses                     1,943         6,781       4,998      17,400
 Directors expenses                            52,205        55,475     104,079      78,875
 Deposit insurance premiums                       500        66,323       1,000     132,645
 Legal expenses                                19,763        24,745      33,187      57,753
 Collection attorney expense                   22,842        43,435      43,044      84,811
 Merger related expenses                       41,764             0     149,739           0
 Other operating expenses                     365,964       271,568     684,963     554,374
                                           ----------    ----------  ----------  ----------
   Total non-interest expense               1,611,540     1,416,898   3,169,332   2,810,278
                                           ----------    ----------  ----------  ----------

   Income before taxes                        760,104       664,025   1,620,372   1,306,102
  Applicable income taxes                     247,836       208,523     557,533     414,624
  Minority Interest                             2,985         4,013       5,999       8,046
                                           ----------    ----------  ----------  ----------
  Net income                               $  509,283    $  451,489  $1,056,840  $  883,432
                                           ==========    ==========  ==========  ==========

Net income per share of common stock       $     0.32    $     0.28  $     0.66  $     0.55
                                           ==========    ==========  ==========  ==========
Dividends per share of common stock        $     0.00    $     0.00  $     0.50  $     0.00
                                           ==========    ==========  ==========  ==========
Average shares outstanding                  1,604,999     1,604,999   1,604,999   1,604,999
                                           ==========    ==========  ==========  ==========

See Note to Consolidated Financial Statements

                 FIRST ALLIANCE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                             1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income before minority interest in net income of subsidiary        $   1,062,839   $     891,478
                                                                        -------------   -------------
 Adjustments to reconcile net income before minority interest in net income of subsidiary to net cash provided by operating activities:
  Depreciation and amortization                                               212,808         196,159
  Provision for loan losses                                                   231,673         155,130
  Gain on sale of premises and equipment                                           --          (2,500)
  Gain on sales of securities available for sale                             (135,295)         (4,909)
  Increase in interest receivable                                              (7,729)       (105,754)
  (Decrease) increase in interest payable                                     (41,095)        116,330
  Decrease in taxes payable                                                    (3,758)       (291,812)
  Other prepaids, deferrals and accruals, net                                 327,040         (40,251)
                                                                        -------------   -------------
   Total adjustments                                                          583,644          22,393
                                                                        -------------   -------------

 Net cash provided by operating activities                                  1,646,483         913,871
                                                                        -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                                (2,706,085)   ($14,549,589)
  Proceeds from maturities of securities available for sale                 1,242,823       1,958,929
  Proceeds from sales of securities available for sale                     12,977,750         487,664
  Net decrease in interest-bearing deposits in banks                          142,432              --
  (Increase) decrease in Federal funds sold, net                             (670,000)     17,810,000
  Increase in loans, net                                                  (21,075,397)     (4,509,355)
  Purchase of premises and equipment                                         (203,792)       (234,488)
  Proceeds from sale of premises and equipment                                     --           2,500
  Investment in Subsidiary                                                         --         (28,000)
  Net cash acquired in business combination                                        --          88,684
                                                                        -------------   -------------

  Net cash (used in) provided by investing activities                    ($10,292,269)      1,026,345
                                                                        -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits, net                                      7,497,281      (4,205,841)
  Increase (decrease) in repurchase agreements                              8,145,248      (9,150,000)
  (Decrease) increase in borrowings from FHLB, net                         (6,000,000)     10,723,352
  Proceeds from short-term borrowing                                               --         900,000
  Repayment of short-term borrowing                                        (1,050,000)             --
  Repayment of short-term debt                                                 (4,119)         (3,431)
  Increase (decrease) in short-term subordinated debt, net                  1,108,000        (645,000)
  Cash dividends paid                                                        (802,499)         (3,092)
  Minority interest dividends paid                                            (14,986)             --
                                                                        -------------   -------------

  Net cash provided by (used in) financing activities                       8,878,925      (2,384,012)
                                                                        -------------   -------------

  Net increase (decrease) in cash and due from banks                          233,139        (443,796)

  Cash and due from banks, beginning of period                              5,945,355       5,410,712
                                                                        -------------   -------------

  Cash and due from banks, end of period                                $   6,178,494   $   4,966,916
                                                                        =============   =============

  Cash paid during the period for:
    Interest                                                            $   3,003,319   $   2,289,209

    Income Taxes                                                        $     754,094   $     768,380

                 FIRST ALLIANCE BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                   1996        1995
NONCASH TRANSACTIONS:

 Unrealized losses on securities available for sale              $951,912  $   893,779

 Principal balances on loans transferred to other real estate    $ 20,000  $   497,295

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

 Detail of subsidiary finance company acquisition
  Cash                                                           $     --  $    88,684
  Loans                                                                --    1,859,435
  Premises and equipment                                               --       41,131
  Goodwill                                                             --       11,830
  Other assets                                                         --       26,725
  Short-term debt                                                      --   (1,986,063)
  Other liabilities                                                    --      (13,742)
                                                                 --------  -----------

  Net assets acquired                                            $     --  $    28,000
                                                                 ========  ===========

 See Note to Consolidated Financial Statements

                 FIRST ALLIANCE BANCORP, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.    Basis of Presentation

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                   BACKGROUND

First Alliance Bancorp, Inc. (the "Company"), formerly known as Commex Financial Corporation, was incorporated in 1988 under the laws of Georgia and the regulations of the Bank Holding Company Act of 1956. First Alliance's major subsidiary, First Alliance Bank (the "Bank"), formerly known as Commercial Exchange Bank, opened for business in 1984. On January 31, 1995, the Company purchased 80% of Alliance Finance (a consumer finance company) for $28,000. At that time, Alliance Finance (the "Finance Company") had total assets of $2,016,000 and loans of $1,912,000.

                        LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Bank to meet those needs. The Bank seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal Funds sold), monthly amortizing loans, repayment of single payment loans and periodic repayments of mortgage backed securities. In addition, at June 30, 1996, the Bank had $6,000,000 in approved Federal Funds lines with correspondent banks which could provide funds on an immediate basis if the need arose. The Bank also held $33,480,000 in its Available for Sale Securities Portfolio at June 30, 1996, and which, if sold, would have no additional impact on the Bank's capital as, in accordance with FASB 115, the Available for Sale portfolio is marked-to-market on a periodic basis. Also, the Bank has access to various Certificate of Deposit ("CD") networks which would allow it to raise deposits from credit unions and other small banks for varying time periods at rates comparable to the short-term U.S. Government Bond rate curve. These deposits are not brokered and no fee outside of the market rate is paid.

     Additionally, the Bank is a member of the Federal Home Loan Bank system and at June 30, 1996, had the ability to borrow approximately $17 million by pledging qualifying loans and securities as collateral.

     The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by federal regulatory authorities. In addition, the Company and the Bank perform liquidity analyses in the same manner as the federal regulatory agencies. As of June 30, 1996, the various liquidity ratios were considered adequate by regulatory definitions. In management's opinion, the Company and the Bank maintained liquidity that was adequate to meet their respective needs.

     The Company and the Bank continue to be well-capitalized by both industry and regulatory definitions. At June 30, 1996, the Company's capital ratios were as follows:

                                             Minimum Regulatory
                                             Requirement to be
                                              Well-Capitalized
                                             -------------------

Leverage Capital Ratio        10.74%               5.00%

Risk Based Capital Ratios:
    Tier #1 Capital           13.47%               6.00%

    Total Capital             14.73%              10.00%


     Management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on the Company's liquidity, capital resources or operations.

     The Company regularly evaluates business combination opportunities and conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations take place, and future business combinations involving cash, debt or equity securities may be expected. Any future business combination or series of business combinations that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition.

     On August 15, 1996, the shareholders of the Company and Premier Bancshares, Inc. will vote on a merger of the two institutions subject to various bank regulatory approvals.

                          ASSET/LIABILITY MANAGEMENT

     At June 30, 1996, the Company, utilizing a "static gap" view of interst sensitivity, was positioned in an asset-sensitive position (8.20%) at six months and a slightly liability-sensitive position (4.44%) at one year. This "static gap" view of interest sensitivity at a point in time looks at the volumes of assets and liabilities that will mature or reprice within varying time periods. Such a view does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. It is also probable that actual repricing may happen at different times than estimated and at different rates than anticipated.

     Management also utilizes a forecasting model which attempts to project the Company's net interest margin in various rising, flat and falling interest rate scenarios. The model assumes that the Company makes no material change in the composition, maturity or interest sensitivity of its earning assets and liabilities as a result of a change in interest rate cycles. The model projects
that in the next 12 months, the Company will earn approximately   5.00% more net
interest income in a 200 basis point rising rate environment and approximately 5.19% less in a 200 basis point falling rate environment. However, management will act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. Specifically, the Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets.

                        CHANGES IN FINANCIAL CONDITION

     Total assets increased $9,430,000 since December 31, 1995. Non-earning cash and due from banks increased $233,000 from year end 1995. This change is representative of normal daily fluctuations in cash and check clearings.
Federal Funds sold increased $2,530,000 from year end. The Bank sold approximately $10,000,000 in securities from the Available for Sale portfolio in first quarter 1996. These sales represented the termination of an arbitrage transaction made up of these assets and various floating rate deposits and borrowings. In addition to the $10,000,000 securities sale, the securities portfolio had net maturities and cash flow of $2,331,000.

     Loans grew $21,072,000 from year end 1995. This growth was primarily as follows: construction loans grew $9,018,000, commercial real estate loans grew $4,696,000 and commercial loans grew $6,305,000.

     Total deposits grew $7,497,000 from year end 1995. Demand deposits grew $1,067,000 and other time deposits grew $6,510,000. The increase in other time deposits represents increases in both personal and financial institution deposits.

     Other borrowings increased $9,801,000 as the Bank received a $6,000,000 repurchase agreement from a corporate customer in first quarter 1996. It is anticipated that this balance will remain in the Bank for the foreseeable future.

                             NON-PERFORMING ASSETS

     Non-performing loans were $335,000 and other real estate owned was $228,000 at June 30, 1996. There was no material change from year end. At June 30, 1995, non-performing loans were $1,078,000. Management believes that the loan loss allowance is adequate at June 30, 1996. Year-to-date 1996 had net recoveries of $16,000 versus net recoveries of $33,000 for year-to-date 1995.

                             RESULTS OF OPERATIONS

     Net income for the second quarter of 1996 was $509,000 as compared to $451,000 for the second quarter of 1995. Year-to-date net income for 1996 was $1,057,000 versus $883,000 in 1995. There were two unusual items in year-to-date 1996. The first was the after-tax gain on the sale of securities (in first quarter 1996) of $94,000. The Company also incurred legal, accounting and other expenses related to the on-going merger process with Premier Bancshares, Inc. of $141,000 after tax. In second quarter 1996, these merger related expenses were $42,000, after tax. Without these items, second quarter 1996 net income would have been $551,000 which was an increase over the same period in 1995 of $100,000. On a year-to-date basis, net income would have been $1,104,000 which was an increase of $221,000 or 25 percent over the same period in 1995. There were no unusual items in the first half of 1995.

                              NET INTEREST INCOME
     The increase in earnings in both second quarter and year-to-date 1996 over the same periods in 1995, was primarily the result of an increase in net interest income of $324,000 and $595,000 respectively.
The year-to-date increase is the result of an increase of $760,000 due to volume changes offset by a decrease of $166,000 due to rate changes. The change in the second quarter of 1996 versus second quarter 1995 follows the same pattern as the year-to-date change.

     The year-to-date net interest spread was 4.87% which represents a decrease of .03% from year-to-date 1995.

                            PROVISION FOR LOAN LOSS

     The provision for loan losses was $153,000 in second quarter 1996 versus $78,000 in second quarter 1995. The increase in the provision was due solely to growth in outstanding loans. Non-performing loans decreased between the two periods. Net recoveries were similar in both periods. The year-to-date 1996 loan loss provision was $232,000 versus $155,000 for the same period in 1995. The increase was in the second quarter of 1996 which is explained above.

                              NON-INTEREST INCOME

     Non-interest income increased $41,000 for second quarter 1996 and $155,000 for year-to-date 1996 over the same periods in 1995. The increase in the quarter was due to increased commercial deposit account service charges of $26,000 and increased mortgage origination fees of $17,000. The increase in the year-to-date period is due to net gains on sales of securities of $131,000 and increased mortgage origination fees of $25,000.

                                 NON-INTEREST EXPENSE

     Non-interest expense increased $195,000 in second quarter 1996 and $359,000 in year-to-date 1996 over the same periods in 1995. The increase in the quarter was due to salaries and benefits increasing $131,000 as the result of hiring three additional loan officers and normal salary increases. FDIC insurance premiums were down $66,000. Merger related expenses were $42,000. Year-to-date salary and benefit expense increased $228,000 due to the additional loan officers noted above and six months of salary expense in Alliance Finance in 1996 versus five months in 1995. Additionally, 1996 employee benefit expense includes a $75,000 profit sharing accrual. In prior years, the profit sharing expense was recorded in the fourth quarter of the year. Merger related expenses were $150,000 in 1996 versus none in the first half of 1995. The FDIC insurance premium was down $132,000 in 1996 versus 1995 due to a decrease in the assessment rate. Other expenses related to an increased volume of ordinary banking business, of which none was material, increased $131,000.

                                  INCOME TAXES

     Consolidated income taxes increased $39,000 from second quarter 1995 to second quarter 1996. Year-to-date, taxes were up $143,000. The effective tax rate was 32% in 1995 and 34% in 1996. The increase in the effective rate is the result of the non-deductibility of the previously mentioned merger related expenses.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          There are no material pending proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

          (a) The regular annual meeting of the stockholders of the Company was held June 13, 1996.

          (b) At the annual meeting, the Directors listed in the following table were elected to serve for a term of one year or until their successors are duly elected and qualified. The table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

               Name                       Votes for    Votes Withheld
               ----                       ---------    --------------

              James L. Newsome           1,053,014           9,923
              J. Edward Mulkey, Jr.      1,053,014           9,923
              James E. Freeman           1,052,887          10,050
              Nisbet S. Kendrick, III    1,053,014           9,923
              John B. Harwell            1,053,014           9,923
              A. McKoy Rose, Jr.         1,053,014           9,923
              Robin R. Howell            1,053,014           9,923
              Billy L. Askea             1,053,014           9,923
              Billy H. Martin            1,053,014           9,923
              Robert E. Flournoy, III    1,053,014           9,923
              Charles E. Holmes          1,053,014           9,923
              James L. Coxwell           1,053,014           9,923

          (c) Also, at the annual meeting, the shareholders approved the Bank's Stock Option Plan as follows:

                  FOR       AGAINST    ABSTAINED
               ---------    -------    ---------

               1,042,343     13,523      7,071

ITEM 5.  OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit "27" Financial Data Schedule
          (b)  None



(Signatures on page   )

                                  SIGNATURES



     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST ALLIANCE BANCORP, INC.


                              BY:  /s/ Frank H. Roach
                                  ---------------------------
                                    Frank H. Roach
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)