Form 10QSB
period 1996-09-30
FIRST ALLIANCE BANCORP
filed 1996-11-14
CIK 836616

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended SEPTEMBER 30, 1996
                              --------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------   ---------------------
Commission file number 0-24528


                    FIRST ALLIANCE/PREMIER BANCSHARES, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           GEORGIA                                       58-1793778
-------------------------------                     --------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



                  950 E. PACES FERRY ROAD, ATLANTA, GA 30326
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (404) 814-3090
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


   First Alliance Bancorp, Inc.; 63 Barrett Parkway, Marietta, Georgia 30066
--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X        No
    -------------     -----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,351,529 SHARES OF COMMON STOCK, $1 PAR VALUE AS OF NOVEMBER  1, 1996.
-------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes           No    X
         -------     -------

                    First Alliance/Premier Bancshares, Inc.
                        Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1996


                        Index                                      Page No.
                        -----                                      --------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements
              (Unaudited)

              (a)  Consolidated Balance Sheet
                   (unaudited) at September 30, 1996                     3

              (b)  Consolidated Statements of Income
                   (unaudited) for the three months and
                   nine months ended September 30, 1996 and 1995     4 - 5

              (c)  Consolidated Statements of Cash
                   Flows (unaudited) for the nine
                   months ended September 30, 1996 and 1995          6 - 7

              (d)  Notes to Consolidated Financial Statements
                   Statements (unaudited)                                8

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                     9 - 17

PART II.      Other Information

Item 1.       Legal Proceedings                                         18

Item 2.       Changes in Securities                                     18

Item 3.       Defaults Upon Senior Securities                           18

Item 4.       Submission of Matters to a Vote of
              Security Holders                                          18

Item 5.       Other Information                                         18

Item 6.       Exhibits and Reports on Form 8-K                          19





(Signatures on Page 20)

            FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1996
                                  (Unaudited)

ASSETS
Cash and due from banks                                  $ 10,523,821
Interest-bearing deposits in banks                         11,214,411
Federal funds sold                                         12,500,000
Securities available for sale, at fair value               33,661,298
Loans held for sale                                        17,413,423
Loans net of unearned income                              175,945,068
Less allowance for loan losses                              2,291,290
                                                         ------------
 Loans, net                                               173,653,778
                                                         ------------

Premises and equipment, net                                 6,214,318
Goodwill and other intangibles                              2,326,202
Foreclosed assets                                             309,007
Other assets                                                5,238,373
                                                         ------------

                                                         $273,054,631
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                              $ 26,837,449
 Interest-bearing demand                                   35,737,846
 Savings and money market                                  31,933,696
 Time, $100,000 and over                                   31,037,272
 Other time                                                92,907,720
                                                         ------------
  Total deposits                                          218,453,983

Securities sold under agreements to repurchase              8,495,789
Federal Home Loan Bank advances                             4,625,000
Other borrowings                                           15,344,816
Accrued expenses and other liabilities                      2,789,509
                                                         ------------
  Total liabilities                                       249,709,097
                                                         ------------

 Minority interest in subsidiary                               12,041
                                                         ------------

STOCKHOLDERS' EQUITY:
 Common stock, par value $1; 20,000,000
  shares authorized; 2,351,529 issued and outstanding       2,351,529
 Capital surplus                                           20,429,252
 Retained earnings                                            956,721
 Unrealized loss on securities                               (404,009)
                                                         ------------
  Total stockholders' equity                               23,333,493
                                                         ------------
                                                         $273,054,631
                                                         ============

 See Notes to Consolidated Financial Statements

            FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          For Three and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                       THREE MONTHS               NINE  MONTHS
                                                 --------------------------  ------------------------
                                                     1996          1995         1996         1995
                                                 ------------  ------------  -----------  -----------
Interest income:
 Interest and fees on loans                        $4,648,900    $3,890,964  $14,441,321  $ 9,648,915
 Interest on investment securities:
  Taxable                                             498,500       659,396    1,708,004    1,774,200
  Non-taxable                                          11,254         2,816       16,869        8,447
 Interest on deposits in banks                        133,973        91,896      338,750      109,010
 Interest on short-term investments                    93,085        45,473      361,453      377,977
                                                   ----------    ----------  -----------  -----------
   Total interest income                            5,385,712     4,690,545   16,866,397   11,918,549
                                                   ----------    ----------  -----------  -----------

Interest expense:
 Interest on deposits                               2,176,467     1,611,291    6,204,671    4,116,420
 Interest on Federal Home Loan Bank
   advances                                            83,763       231,322      326,477      416,757
 Interest on short-term borrowings                    432,012       575,238    1,394,251      944,522
 Interest on long-term debt                            73,493        74,896      214,451      122,396
                                                   ----------    ----------  -----------  -----------
   Total interest expense                           2,765,735     2,492,747    8,139,850    5,600,095
                                                   ----------    ----------  -----------  -----------

   Net interest income                              2,619,977     2,197,798    8,726,547    6,318,454

Provision for loan losses                             132,487        97,410      463,791      252,540
                                                   ----------    ----------  -----------  -----------
   Net interest income after
    provision for loan losses                       2,487,490     2,100,388    8,262,756    6,065,914
                                                   ----------    ----------  -----------  -----------

Noninterest income:
 Service charges on deposit accounts                  225,433       235,184      719,908      650,868
 Other charges, commissions, and fees                 344,787       275,274      969,444      647,004
 Security transactions, net                                 -         8,975      135,295       13,884
 Gain on sale of mortgage loans held for sale       1,150,934       481,299    2,960,025    1,595,404
 Gain on sale of other loans                           81,491             -      156,081            -
 Mortgage loan fees                                 1,091,899     1,512,771    3,208,475    2,570,543
 Other operating income                                23,260        24,629       88,102       79,744
                                                   ----------    ----------  -----------  -----------
   Total noninterest income                         2,917,804     2,538,132    8,237,330    5,557,447
                                                   ----------    ----------  -----------  -----------

Noninterest expense:
 Salaries and employee benefits                     2,881,693     2,163,845    8,621,412    5,378,156
 Occupancy expense, net                               345,120       280,178      928,853      662,079
 Equipment expense                                    287,684       177,902      798,886      470,738
 Foreclosed asset expense, net                         21,982         4,350       27,160       21,750
 Directors expenses                                    72,876        45,784      222,820      130,029
 Deposit insurance premiums                           236,557        12,744      291,865      157,314
 Legal expenses                                        81,794        34,986      133,739      155,435
 Collection attorney expense                           24,326        42,534       67,370      127,345
 Merger related expenses                              216,071             -      449,943            -
 Goodwill and other intangible amortization            49,672        50,347      141,339       78,925
 Other losses                                           6,463         1,641       61,155        8,276
 Other operating expenses                             977,182       940,535    2,556,914    2,080,071
                                                   ----------    ----------  -----------  -----------
   Total noninterest expense                        5,201,420     3,754,846   14,301,456    9,270,118
                                                   ----------    ----------  -----------  -----------

            FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          For Three and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                        THREE MONTHS           NINE  MONTHS
                                                   ---------------------   --------------------
                                                      1996       1995         1996        1995
                                                      ----       ----         ----        ----
Income before taxes and minority interest
    in net income of subsidiary                      203,874     883,674   2,198,630   2,353,243

Income tax provision (benefit)                        96,933     218,570     650,515     633,194
                                                  ----------  ----------  ----------  ----------

Income before minority interest in net
   income of subsidiary                              106,941     665,104   1,548,115   1,720,049

Minority interest in net income of subsidiary          4,274       3,311      10,273      11,357
                                                  ----------  ----------  ----------  ----------

Net income                                        $  102,667  $  661,793  $1,537,842  $1,708,692
                                                  ==========  ==========  ==========  ==========

Net income per share of common stock                   $0.04       $0.28  $     0.65       $0.73
                                                  ==========  ==========  ==========  ==========
Dividends per share of common stock               $        -  $        -  $     0.50  $        -
                                                  ==========  ==========  ==========  ==========
Average shares outstanding                         2,351,529   2,351,529   2,351,529   2,351,529
                                                  ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements

            FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                              1996            1995
                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income before minority interest in net income of subsidiary        $   1,548,115   $   1,720,049
  Adjustments to reconcile net income before minority interest in net    -------------   -------------
  income of subsidiary to net cash provided by operating activities:
  Depreciation and amortization                                                733,428         409,724
  Provision for loan losses                                                    463,791         252,540
  Gain on sale of premises and equipment                                            --          (2,500)
  Gain on sales of securities available for sale                              (135,295)        (13,884)
  Gain on sale of mortgage loans held for sale                              (2,960,025)     (1,595,404)
  Net proceeds (originations) of mortgage loans held for sale               11,626,915     (12,246,296)
  Other prepaids, deferrals and accruals, net                               (1,981,056)        607,402
                                                                         -------------   -------------
    Total adjustments                                                        7,747,758     (12,588,418)
                                                                         -------------   -------------

 Net cash provided by (used in) operating activities                         9,295,873     (10,868,369)
                                                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                                ($4,480,156)   ($20,901,700)
  Proceeds from maturities of securities available for sale                  2,981,369       3,045,448
  Proceeds from sales of securities available for sale                      12,977,750       7,976,040
  Purchase of securities held for investment                                        --      (6,590,781)
  Proceeds from maturities of securities held for investment                        --       1,908,111
  Proceeds from sales of securities held for investment                             --       3,660,438
  Net increase in interest-bearing deposits in banks                        (1,266,592)     (9,408,692)
  (Increase) decrease in federal funds sold, net                            (9,970,000)     15,780,000
  Increase in loans, net                                                   (42,859,312)      1,119,904
  Purchase of premises and equipment                                        (1,161,752)       (592,772)
  Proceeds from sale of premises and equipment                                      --           2,500
  Investment in subsidiaries                                                        --      (5,922,871)
  Net cash acquired in business combination                                         --         706,430
                                                                         -------------   -------------

  Net cash used in investing activities                                   ($43,778,693)     (9,217,945)
                                                                         -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                                 40,000,624       6,115,452
  Increase (decrease) in repurchase agreements                               8,228,859      (7,927,523)
  Decrease in borrowings from FHLB, net                                     (6,500,000)       (559,990)
  Net proceeds from long-term debt                                           1,000,000       3,000,000
  Net (decrease) increase in other borrowings                               (6,129,649)     19,783,933
  Issuance of stock                                                                 --       4,021,905
  Cash dividends paid                                                       (1,123,845)        (58,025)
  Minority interest dividends paid                                             (14,986)             --
                                                                         -------------   -------------

  Net cash provided by financing activities                                 35,461,003      24,375,752
                                                                         -------------   -------------

  Net increase in cash and due from banks                                      978,183       4,289,438

  Cash and due from banks, beginning of period                               9,545,638       5,944,087
                                                                         -------------   -------------

  Cash and due from banks, end of period                                 $  10,523,821   $  10,233,525
                                                                         =============   =============

            FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

                                                                     1996           1995
                                                                 ----------     ------------

  Cash paid during the period for:
   Interest                                                      $8,400,467     $  5,288,081
   Income taxes                                                  $1,069,094     $  1,018,480

NONCASH TRANSACTIONS:

 Unrealized losses on securities available for sale              $  791,271     $    637,561

 Principal balances on loans transferred to other real estate    $   20,000     $    262,400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

BUSINESS COMBINATIONS
  Cash                                                           $       --     $    706,430
  Securities available for sale                                          --        1,563,926
  Loans held for sale                                                    --        7,829,133
  Loans                                                                  --       37,517,520
  Premises and equipment                                                 --        1,401,710
  Goodwill                                                               --        2,547,828
  Other assets                                                           --        1,240,845
  Deposits                                                               --      (31,031,023)
  Advances from Federal Home Loan Bank                                   --      (13,184,990)
  Other borrowings                                                       --       (1,986,063)
  Other liabilities                                                      --         (682,445)
                                                                 ----------      ------------

  Net assets acquired                                            $       --     $  5,922,871
                                                                 ==========     ============

 See Notes to Consolidated Financial Statements

           FIRST ALLIANCE/PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.   Basis of Presentation

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2. On August 31, 1996, First Alliance Bancorp, Inc. merged with Premier Bancshares, Inc. which was accounted for as a pooling of interests. The Company issued 746,530 shares of its common stock in exchange for all of the issued and outstanding shares of Premier Bancshares, Inc. No cash was paid in the transaction. All financial information has been restated to reflect the combined operations of First Alliance Bancorp, Inc. and Premier Bancshares Inc. The following table reflects the results of operations by separate corporation as of the merger date:


                                               First Alliance         Premier
(amounts in thousands)                         Bancorp, Inc.       Bancshares, Inc.       Adjustments         Consolidated
--------------------------------------------------------------------------------------------------------------------------
Interest income                                       $9,783                 $5,296            ($111)              $14,968
Interest expense                                       3,975                  3,327              (76)                7,226
                                                --------------------------------------------------------------------------
Net interest income                                    5,808                  1,969              (35)                7,742
Provision for loan losses                                284                    136               --                   420
Noninterest income                                     1,017                  6,411              (52)                7,376
Noninterest expense                                    4,223                  8,129              (52)               12,300
                                                --------------------------------------------------------------------------
Income before income taxes and minority
  interest in net income of subsidiary                 2,318                    115              (35)                2,398
Income tax provision                                     808                     --               --                   808
                                                --------------------------------------------------------------------------
Income before minority interest in
  net income of subsidiary                             1,510                    115              (35)                1,590
Minority interest in net income of subsidiary              9                     --               --                     9
                                                --------------------------------------------------------------------------
Net Income                                            $1,501                   $115             ($35)               $1,581
                                                ==========================================================================

                                 ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                   BACKGROUND

First Alliance/Premier Bancshares, Inc. (the "Company"), formerly known as First Alliance Bancorp Inc., was incorporated in 1988 under the laws of Georgia and
the regulations of the Bank Holding Company Act of 1956.   The Company's major
subsidiary, First Alliance Bank (the "Bank"), is a commercial bank which opened for business in 1984. On August 31, 1996, the Company acquired, through a pooling of interests, a Thrift Holding Company named Premier Bancshares, Inc. ("Premier"). Premier owned two subsidiaries. The first was Premier Lending Corporation ("Lending") which engages in the business of residential mortgage,
construction and commercial finance loan originations.    The other subsidiary
was Premier Bank, FSB ("Thrift") a savings and loan. Additionally, the Company owns a consumer finance company named Alliance Finance ("Finance"). For more in-depth background on all of the above companies, the reader is referred to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission in July, 1996 SEC# 333-07993.

                        LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Bank to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term
investments (principally   Federal   Funds  sold),  monthly  amortizing  loans,
repayment of single payment loans, periodic repayments of mortgage backed securities and draws upon guaranteed lines of credit. In addition, at September 30, 1996, the Bank and the Thrift had $9,000,000 in approved Federal Funds lines with correspondent banks which could provide funds on an immediate basis if the need arose. Also, the Bank has access to various Certificate of Deposit ("CD") networks which would allow it to raise deposits from credit unions and other small banks for varying time periods at rates comparable to the short-term U.S. Government Bond rate curve. These deposits are not brokered and no fee outside of the market rate is paid.

     Additionally, the Bank and the Thrift are members of the Federal Home Loan Bank system. At September 30, 1996, they had the ability to borrow approximately $20 million by pledging qualifying loans and securities as collateral.

     The liquidity and capital resources of the Company and the two banks are monitored on a periodic basis by federal regulatory authorities. In addition, the Company and the banks perform liquidity analyses in the same manner as the federal regulatory agencies. As of September 30, 1996, the various liquidity ratios were considered adequate by regulatory definitions. In management's opinion, the Company and the banks maintained liquidity that was adequate to meet their respective needs.

     The Company and the banks continue to be well-capitalized by both industry and regulatory definitions. At September 30, 1996, the Company's capital ratios were as follows:

                                                   Minimum Regulatory
                                                   Requirement to be
                                                   Well-Capitalized
                                                   ------------------

Leverage Capital Ratio                 8.01%              5.00%

Risk Based Capital Ratios:
    Tier #1 Capital                   10.65%              6.00%

    Total Capital                     11.79%             10.00%

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

                           ASSET/LIABILITY MANAGEMENT

     At September 30, 1996, the Company, utilizing a "static gap" view of interest sensitivity, was positioned in an asset-sensitive position (4.62%) at six months and a slightly liability-sensitive position (5.76%) at one year.
This "static gap" view of interest sensitivity at a point in time looks at the volumes of assets and liabilities that will mature or reprice within varying time periods. Such a view does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. It is also probable that actual repricing may happen at different times than estimated and at different rates than anticipated.

     Management also utilizes a forecasting model for the bank which attempts to project the Bank's net interest margin in various rising, flat and falling interest rate scenarios. The model assumes that the Bank makes no material change in the composition, maturity or interest sensitivity of its earning assets and liabilities as a result of a change in interest rate cycles. The model projects that in the next 12 months, the Bank will earn approximately 5.00% more net interest income in a 200 basis point rising rate environment and approximately 4.00% less in a 200 basis point falling rate environment.
However, management will act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. Specifically, the Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets.

                         CHANGES IN FINANCIAL CONDITION

     Total assets increased $35,543,000 since December 31, 1995. Non-earning cash and due from banks increased $978,000 from year end 1995. This change is representative of normal daily fluctuations in cash and check clearings. Interest-bearing deposits in the Bank and Thrift increased $1,267,000 to a balance of $11,214,000 at September 30, 1996. This balance is primarily excess funds that are held at the Federal Home Loan Bank and accrue interest at a rate approximately equal to the Federal Funds rate. Federal Funds sold increased $9,970,000 from year end 1995. The increase in Federal Funds is the result of seasonal deposits placed in the Bank by a local municipality. Securities available for sale decreased $12,134,939. In first quarter 1996, First Alliance sold approximately $10,000,000 in securities from the Available for Sale portfolio. These sales represented the termination of an arbitrage transaction made up of these assets and various floating rate deposits and borrowings. In addition to the $10,000,000 securities sale, the securities portfolio had net maturities and cash flow of $2,135,000. Loans held for sale decreased $8,667,000 from year end 1995 to September 30, 1996. These loans represent first mortgage loans which have been originated by Lending and have been sold to third party investors and are waiting on funding from the investor. This balance fluctuates based on time of month, new loan volumes and length of investor closing periods.

     Portfolio loans grew $42,865,000 from year end 1995. Construction loans increased $19,471,000, other loans secured by real estate increased $7,462,000, commercial loans increased $11,597,000 and consumer loans increased $2,575,000. The reason for these increases was the addition of four experienced real estate and commercial loan officers in the Bank. In addition, loan officers at Lending generate loans that are specifically underwritten by the Bank. In prior periods, these loans were sold to third party financial institutions as the Thrift, due to its size, was unable to fund them.

     Total deposits grew $40,000,000 from year end 1995. Non-interest bearing demand was down $2,458,000. Interest-bearing demand was up $10,418,000 primarily due to a seasonal increase in the balances of a local municipal depositor. Money market accounts increased $7,265,000, primarily in commercial money market accounts. Other time, increased $24,742,000 as both the Bank and the Thrift aggressively marketed for deposits in several key submarkets in the Company's market area. Federal Home Loan Bank advances were down $6,500,000 due to the previously mentioned sale of securities involved in an arbitrage funded primarily by Federal Home Loan Bank advances. Retail repurchase agreements increased $7,187,000 as the Bank received a $6,000,000 repurchase agreement from a corporate customer in first quarter 1996. It is anticipated that this balance will remain in the Bank for the foreseeable future. Other borrowings decreased $4,084,000 due primarily to the Bank and Thrift increasing their purchases of the mortgage loans held for sale and funding those purchases with increases in other time deposits.

                             NON-PERFORMING ASSETS

     Non-performing loans were $672,000 and other real estate owned was $309,000 at September 30, 1996. There was no material change from year end. Management believes that the loan loss allowance is adequate at September 30, 1996. Year-to-date 1996 had net recoveries of $26,000.

                             RESULTS OF OPERATIONS

     Net income for the third quarter of 1996 was $103,000 as compared to $662,000 for the third quarter of 1995. Year-to-date net income for 1996 was $1,538,000 versus $1,709,000 in 1995. Included in third quarter 1996 earnings were merger, conversion, severance and related expenses of $487,000. In addition, Premier Bank, FSB, paid a SAIF Insurance Assessment of $202,000. Excluding these unusual items, net income would have been $659,000 in the third quarter of 1996. Year-to-date, net income for 1996 included merger, severance and SAIF assessment expense of $953,000. Excluding these unusual items, earnings for the nine months of 1996 would have been $2,337,000 or an increase of $628,000 over the same period in 1995. Earnings per share for the third quarter of 1996 were $.04 per share versus $.28 per share in 1995. Excluding the quarter's unusual items, the per share income was the same in both periods. On a year-to-date basis, earnings per share in 1996 were $.65 versus $.73 for the same period in 1995. Excluding the year-to-date unusual items, earnings per share in 1996 were $.99, an increase over the same period in 1995 of $.26.

                              NET INTEREST INCOME

     Net interest income increased $422,000 in third quarter 1996 versus third quarter 1995. As the level of interest rates has remained fairly similar in both quarters, the primary reason for the increased income was an increase of $48,765,000 in earning assets. The change in the net interest margin year-to-date versus the same period in 1995 was $2,408,000. This increase was also due to the above-mentioned increase in earning assets together with a full nine months of income related to the Thrift which was purchased by Premier Bancshares on May 1, 1995. The impact of the extra four months in 1996 is approximately $850,000.

                            PROVISION FOR LOAN LOSS

     The provision for loan losses was $133,000 in third quarter 1996 versus $97,000 in third quarter 1995. The increase in the provision was due solely to growth in outstanding loans.

Non-performing loans decreased between the two periods. Net recoveries were similar in both periods. The year-to-date 1996 loan loss provision was $404,000 versus $252,000 for the same period in 1995.

                              NON-INTEREST INCOME

     Non-interest income increased $380,000 for third quarter 1996 and $2,680,000 for year-to-date 1996 over the same periods in 1995. The increase in the quarter was due to increases in mortgage originations and sales of mortgages of $249,000, an increase in commercial finance maintenance fees of $65,000 and gains on sales of SBA loans of $81,000. The increase in the year-to-date income in 1996 versus 1995 was due to increases in mortgage originations and sales of mortgages of $2,002,000, an increase in commercial finance fees of $398,000 and an increase in sales of SBA loans of $156,000.

                              NON-INTEREST EXPENSE

     Non-interest expense increased $1,447,000 in third quarter 1996 and $5,031,000 for year-to-date 1996 over the same period in 1995. The increase in the quarter was due to merger, conversion, severance and an FDIC special deposit assessment of $705,000. Salaries, commissions and employee benefits were up $718,000 due to three additional loan officers in the Bank, severance pay of $100,000 and the addition of a new branch in the Thrift. Additionally, there was an increase of $438,000 in Lending due to an increase in commissions on the mortgage origination and sale fees and additional support staff. Occupancy and equipment expenses were up $175,000. This increase was the result of a new branch in the Thrift and an additional loan origination office in Lending. The year-to-date increase in non-interest expense of $5,031,000 was the result of merger, conversion, severance and FDIC special assessment of $954,000. In addition, there were nine months of expense for the Thrift in 1996 versus five months of expense in 1995. An estimate of that expense is $870,000. Salary and commission expense in Lending increased $2,956,000 due to increased sales volume and an additional origination office and staff.

                                  INCOME TAXES

     Consolidated income taxes decreased $122,000 in third quarter 1996 versus third quarter 1995. The effective tax rate was substantially higher in 1996 due to the non-deductibility of merger related expenses. The two year-to-date effective tax rates were 29.6% and 26.9%, respectively.

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

          None.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

          (a) On August 15, 1996, the Company held a special meeting of shareholders for the following purposes: (a) to consider and vote on an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of its common stock from 2,000,000 to 20,000,000; and (b) to consider and vote on an amendment to the Company's Articles of Incorporation to authorize the issuance of 2,000,000 shares of preferred stock with such designations, relative rights and preferences as may be approved from time to time by the Company's Board of Directors.

              The proposal described in (a) above was adopted with 1,194,489 shares voted in favor, 6,230 shares voted against, and 1,360 shares abstained from voting.

              The proposal described in (b) above was adopted with 1,183,437 shares voted in favor, 16,621 shares voted against, and 2,021 shares abstained from voting.

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               2. Merger Agreement dated January 30, 1996, as amended April 29, 1996, between First Alliance Bancorp, Inc. And Premier Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-07993) filed by First Alliance Bancorp, Inc. with respect to the merger.)

               3.1. Articles of Incorporation of First Alliance Bancorp, Inc.,
                    as amended through August 31, 1996.

               3.2. Bylaws of First Alliance Bancorp, Inc., as amended through
                    August 31, 1996.

               27.  Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K on September 16, 1996 (a) to report its merger with Premier Bancshares, Inc. In response to
               Item 2 and (b) to provide the required financial information by incorporation by reference in response to Item 7. The date of the event reported was August 31, 1996.



(Signatures on page 20)

                                   SIGNATURES



     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST ALLIANCE/PREMIER BANCSHARES, INC.


                         BY:
                             -------------------------------
                             Frank H. Roach
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)