Form 10-K
period 1996-12-31
FIRST ALLIANCE/PREMIER BANCSHARES INC
filed 1997-03-31
CIK 836616

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to


                         COMMISSION FILE NUMBER 0-24528

                            PREMIER BANCSHARES, INC.
             (Exact name of Registrant as specified in its Charter)

        GEORGIA                           58-1793778
(State of Incorporation)    (I.R.S. Employer Identification No.)

                               2180 Atlanta Plaza
                            950 E. Paces Ferry Road
                             Atlanta, Georgia 30326
               (Address of principal office, including zip code)

                                 (404) 814-3090
              Registrant's telephone number, including area code)

       Securities Registered pursuant to Section 12(b) of the Act: NONE Securities Registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                  VALUE $1.00

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO
                                                -----     ------

This Report contains a total of 34 pages; the Exhibit Index begins on Page 35.

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 26, 1997, was approximately $41,678,294 based on $13.875 per share, the closing price of the Common Stock as quoted on the American Stock Exchange.

     The number of shares of the Registrant's Common Stock outstanding at March 28, 1997, was 4,249,747 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1996 fiscal year end are incorporated by reference into Part III of this report. Such Proxy Statement is contained in the Registrant's Form S-4 Registration Statement filed with the Securities and Exchange Commission on March 31, 1997.

                                     PART I


ITEM 1.  BUSINESS

                                  THE COMPANY
                                  -----------

     Premier Bancshares, Inc. (the "Company") formerly known as First Alliance/Premier Bancshares, Inc. and also formerly known as First Alliance Bancorp, Inc. was incorporated as a Georgia corporation in 1988 under the laws of the state of Georgia and the regulations of the Bank Holding Company Act of 1956.

     The Company's largest subsidiary, First Alliance Bank (the "First Alliance Bank"), is a commercial bank that opened for business in 1984. On August 31, 1996, the Company acquired, through a pooling of interests, a thrift holding company named Premier Bancshares, Inc. ("Premier"). Premier owned two subsidiaries: Premier Lending Corporation ("Premier Lending") and Premier Bank, FSB ("Premier Bank") which became wholly-owned subsidiaries of the Company. Premier Lending engages in the business of residential mortgage, construction and commercial finance loan originations. Premier Bank is a savings and loan association that engages in the business of providing savings banking services including personal and business checking accounts and other accounts and residential, commercial and consumer lending activities. The Company also owns a majority interest in a consumer finance company named Alliance Finance Corporation ("Alliance Finance"). For more in-depth background on all of the above companies, the reader is referred to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 1997.

     Any additional non-banking activities to be conducted by the Company may include financial and other activities permitted by law, and such activities could be conducted by subsidiary corporations that have not yet been organized. Commencement of non-banking operations by the Company or by its subsidiaries, if they are organized, will be contingent upon approval by the Board of Directors of the Company and by appropriate regulatory authorities.

     The Company's main office is located at 2180 Atlanta Plaza, 950 E. Paces Ferry Road, Atlanta, Georgia 30326. At the present time, the Company does not have any plans to establish additional offices, but its subsidiaries will establish new branch offices from time to time.

                              RECENT DEVELOPMENTS
                              -------------------

PROPOSED MERGER WITH THE CENTRAL AND SOUTHERN HOLDING COMPANY

     On February 3, 1997, the Company entered into an Agreement and Plan of Reorganization with The Central and Southern Holding Company ("Central and Southern") of Milledgeville, Georgia (the "Agreement"). Pursuant to the Agreement, Central and Southern will merge with and into the Company and The Central and Southern Bank of Georgia and The Central and Southern Bank of North Georgia, F.S.B., which are wholly-owned subsidiaries of Central and Southern, will become wholly-owned subsidiaries of the Company. Upon consummation of the merger, each share of Central and Southern common stock issued and outstanding will be converted into and exchanged for the right to receive one share of the Company's common stock. Consummation of the merger is subject to certain conditions, including approval of the Agreement by the Company and Central and Southern shareholders and approval of the merger by the various regulatory agencies.

     In contemplation of the merger, the Board of Directors changed the Company's name to "Premier Bancshares, Inc." and approved a 1.8055-for-one split of the common stock of the Company which had a record date of March 6, 1997 and a distribution date of March 20, 1997. On March 26, 1997, the Agreement was amended to allow for the substitution of Central and Southern's outstanding stock options for options under the Company's proposed 1997 Stock Option Plan upon consummation of the Merger.

PROPOSED TRANSACTION AMONG PREMIER BANK, FIRST ALLIANCE BANK AND NET.B@NK

     Premier Bank has entered into a Purchase and Assumption Agreement with First Alliance Bank dated December 19, 1996, whereby First Alliance Bank has agreed to purchase and assume substantially all of the assets and liabilities, respectively, of Premier Bank (except for Premier Bank's savings bank charter and approximately $5 million of assets and $5 million of deposit liabilities). Immediately following consummation of the Purchase and Assumption Agreement, all of the outstanding common stock of Premier Bank, now owned by Premier, will be purchased by Net.B@nk, Inc., a corporation organized and existing under the laws of the State of Georgia ("Net.B@nk"), pursuant to that certain Amended and Restated Stock Purchase Agreement by and between Premier and Net.B@nk dated December 19, 1996 (the "Stock Purchase Agreement").

     On February 25, 1997, Premier and Net.B@nk executed a First Amendment to the Stock Purchase Agreement for the purpose of extending the termination date of the Stock Purchase Agreement to May 31, 1997, increasing the amount of Net.B@nk stock to be paid to Premier, and requiring a $150,000 cash payment from Net.B@nk to Premier for the purpose of reimbursing expenses incurred by Premier in connection with the Stock Purchase Agreement. In addition, the Purchase and Assumption Agreement was amended on March 13, 1997 for the purpose of extending the termination date to April 30, 1997. The Purchase and Assumption Agreement was amended again on March 25, 1997 to further extend the termination date to May 31, 1997. Under the Stock Purchase Agreement, as amended, Net.B@nk will transfer to Premier 1,250 shares of the common stock of Net.B@nk in exchange for the Premier Bank common stock. The Purchase and Assumption Agreement is subject to the approval of the Georgia Department of Banking and Finance (the "Georgia Department") and the Federal Deposit Insurance Corporation. In addition, Net.B@nk's purchase of the Premier Bank common stock is subject to the approval of the Federal Reserve Bank of Richmond. The transfer of all the Premier Bank common stock from Premier to Net.B@nk is contingent upon the successful completion of Net.B@nk's $10 million initial public offering.

     The purpose of the Purchase and Assumption Agreement is to consolidate the operations of Premier Bank and First Alliance Bank. In the event that the transactions described in the Purchase and Assumption Agreement, as amended, have not been consummated by May 31, 1997, then the Purchase and Assumption Agreement shall, unless otherwise extended or modified, terminate under its own terms. In the event of the termination of the Purchase and Assumption Agreement, Premier Bank and First Alliance Bank intend to merge pursuant to an Agreement and Plan of Merger by and between Premier Bank and First Alliance Bank whereby Premier Bank would merge with and into First Alliance Bank, with First Alliance Bank being the surviving institution.

                              FIRST ALLIANCE BANK
                              -------------------

GENERAL

     First Alliance Bank is organized under the laws of the state of Georgia and operates a full-service commercial banking business based in northern Cobb County, Georgia. It provides all customary banking services such as checking and savings accounts, various types of time deposits, money transfers, safe deposit facilities, all types of credit and debit cards, and individual retirement accounts. It also finances short-and medium-term commercial transactions, makes secured and unsecured loans and provides other ancillary financial services to its customers. In addition, the Bank provides a traditional first mortgage product to its customers providing financing for single-family homes on a permanent basis. First Alliance Bank's main office is located at 63 Barrett Parkway, Marietta, Georgia.

MARKET AREA AND COMPETITION

     First Alliance Bank has five locations in Marietta, Georgia, from which it serves its primary market area of northern Metropolitan Atlanta (as defined by Cobb, DeKalb, Fulton and Gwinnett Counties) and Cherokee, Paulding and Bartow Counties. First Alliance Bank competes for both deposits and loan customers with many other financial institutions with equal or greater resources than are available to First Alliance Bank. Currently, there are approximately 20 different commercial banks located in the northern Metropolitan Atlanta banking market. The banking business in this market is highly competitive.

DEPOSITS

     First Alliance Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within First Alliance Bank's market area and are obtained through personal solicitation by First Alliance Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. First Alliance Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in First Alliance Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and the like.

     For additional information regarding First Alliance Bank, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

LENDING ACTIVITIES

     As is typical of community banks in First Alliance Bank's primary market area, First Alliance Bank makes loans primarily secured by real estate for single family home construction, owner-occupied commercial buildings, and other loans to small businesses and individuals who secure these loans by mortgages on their homes (76% of total loans). In addition, loans are made to small- and medium-sized commercial business (15% of total loans), as well as to consumers for a variety of purposes (9% of total loans). With the exception of single family home construction loans, repayment of the Bank's loans does not depend on the sale or cash flow from the collateral securing the loan.

     For information concerning the dollar amount of each of the following loan types and loan loss experience associated with the loan types, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Stockholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

     Real Estate Loans. First Alliance Bank makes single-family residential construction loans, generally for one-to-four unit structures. First Alliance Bank requires a first lien position on the land associated with the construction projects and offers these loans only to bona fide professional building contractors. Loan disbursements require independent, on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project and not being diverted to other uses. The loan-to-value ratio for such loans is predominately 75% of the as-built appraised value. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions. The Bank seeks to reduce this risk by limiting the number of loans to any one builder and the number of loans made in any one subdivision.

     Additionally, First Alliance Bank makes acquisition and development loans to approved developers for the purpose of developing acreage into single-family lots on which houses will be built. These loans are carefully scrutinized by outside members of the Board of Directors as well as the senior officers of First Alliance Bank and require independent inspection of the project by professional inspectors to ensure adherence to the loan agreement as well as to the construction budget. The loan-to-value ratio for such loans does not exceed 80%, or 100% of the discounted value, whichever is less, as defined by an independent appraisal. Loans for acquisition and development can present a high degree of risk to the lender, depending upon, among other things, whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the transaction produces income in the interim, and the nature of changing economic conditions. First Alliance Bank seeks to reduce this risk by limiting the number of loans to any one developer and the size of the development.

     Consumer Loans. First Alliance Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes including loans for automobiles, home improvements and investments. Consumer lending decisions are based on a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's income, job stability, length of time as a resident in the community, previous credit history and collateral for the loan. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn, and customer financial problems.

     Commercial Loans. Commercial lending is directed principally toward businesses (a) whose annual sales are in the $1 to $5 million category within the defined trade area of First Alliance Bank or whose demand for funds falls within First Alliance Banks's legal lending limits and (b) which are existing or potential deposit customers of First Alliance Bank. Commercial lending decisions are based upon a determination of the borrower's ability and willingness to repay the loan, which in turn are impacted by such factors as the borrower's cash flow, sales trends and inventory levels, as well as relevant economic conditions. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes.
Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

INVESTMENT ACTIVITIES

     After establishing necessary cash reserves and funding loans, First Alliance Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. First Alliance Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. First Alliance Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from First Alliance Bank to another bank. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration. Historically, losses associated with the investment portfolio have been minimal.

     For additional information concerning Investment Activities, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

ASSET/LIABILITY MANAGEMENT

     It is the objective of First Alliance Bank to manage its assets and liabilities to provided a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of First Alliance Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of First Alliance Bank seeks to invest the largest portion of First Alliance Bank's assets in loans to local builders, small businesses and individuals. First Alliance Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the asset/liability committee of First Alliance Bank's Board of Directors on a quarterly basis. In addition, First Alliance Bank's liquidity is monitored on a monthly basis by its Board of Directors. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on First Alliance Bank's earnings. See the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

EMPLOYEES

     As of February 28, 1997, First Alliance Bank had 88 full-time equivalent employees. First Alliance Bank is not a party to any collective bargaining agreement, and, in the opinion of management, enjoys excellent relations with its employees.

                                  PREMIER BANK
                                  ------------

GENERAL

     Premier Bank received its charter as a federal stock savings bank from the Federal Home Loan Bank Board, the predecessor of the Office of Thrift Supervision ("OTS"), on November 21, 1986. Premier Bank commenced operations on March 29, 1988. The primary business of Premier Bank is to attract deposits from the general public and invest those funds in residential real estate loans, commercial real estate loans, commercial loans and consumer loans. Customer deposits with Premier Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund, a unit of the Federal Deposit Insurance Corporation. Premier Bank is also a member of the Federal Home Loan Bank System.

MARKET AREA AND COMPETITION

     Premier Bank's primary service area is currently Cobb County, Cherokee County, Bartow County, Gwinnett County and Paulding County, and the northern part of Fulton and DeKalb Counties, Georgia. Premier Bank's main office is located at 4900 Ross Road in Acworth, Cobb County, Georgia.

     Premier Bank experiences competition in attracting and retaining business and personal checking and savings accounts and in making residential real estate, commercial real estate and consumer loans in its primary service area. The principal factors in competing for such accounts are interest rates, the range of financial services offered, convenience of office and branch locations and flexible office hours. Direct competition for such accounts comes from other savings institutions, commercial banks, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other savings institutions, commercial banks, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) and may offer their customers certain services which Premier Bank may not presently provide.

OPERATIONS

     Premier Bank's income is primarily derived from interest and fees collected on loans and interest on investment securities and gains received on sales of loans. The principal expenses of Premier Bank are interest paid on deposits, interest paid on other borrowings by Premier Bank, employee compensation, office expenses and other overhead expenses.

     Premier Bank offers a full range of banking services to individuals, professional and business customers in its primary service area. These services include personal and business checking accounts and savings and other time certificates of deposit. Premier Bank acts as a merchant depository for cardholder drafts under both VISA and Mastercard. Premier Bank offers night depository and bank-by-mail services and sells official checks and travelers checks (issued by an independent entity). In addition, Premier Bank originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration ("SBA") and are generally in amounts less than $500,000; and Premier Bank has been designated by the SBA as a certified lender.

LENDING ACTIVITIES

     Premier Bank's residential real estate lending activities are directed primarily toward individuals requiring a 15- to 30-year mortgage loan. Commercial real estate lending activities are directed primarily toward builders and developers and are generally short- and medium-term loans. Commercial lending activities are primarily directed toward current customers for such purposes as business equipment, working capital, lines of credit and letters of credit secured by certificates of deposit. In addition, Premier Bank originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration ("SBA") and are generally in amounts less than $500,000; and Premier Bank has been designated by the SBA as a Certified Lender. Consumer lending is oriented primarily to the needs of Premier Bank's customers for such purposes as automobiles and personal needs. Premier Bank also originates a limited number of variable rate and fixed rate mortgage loans for its own account and both variable and fixed rate mortgage loans for resale.

EMPLOYEES

     As of February 28, 1997, Premier Bank employed 24 full-time equivalent employees. Premier Bank is not a party to any collective bargaining agreement and management believes that Premier Bank enjoys satisfactory relations with its employees.

                          PREMIER LENDING CORPORATION
                          ---------------------------

GENERAL

     Premier Lending Corporation ("Premier Lending") is primarily a mortgage banker and acts as an intermediary between purchasers of residential real estate or homeowners refinancing their residences and correspondent or institutional investors seeking to purchase mortgage loan investments. Premier Lending is a retail originator of residential mortgage loans, which loans are then sold to correspondent mortgage investors.

     Premier Lending is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans. Premier Lending is also an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator. The approval process under these federal programs requires, among other matters, evidence of industry experience, character references and credit reports of principals, financial statements, corporate net worth or bonding capacity, and a business plan.

     Premier Lending's administrative offices are located at 2759 Delk Road, Suite 20, Marietta, Georgia 30067, and its telephone number is (770) 952-0606.

MARKET AREA AND COMPETITION

     Premier Lending's primary service area for its residential loan originations and its mortgage banking operations is the greater Atlanta, Georgia metropolitan area. Premier Lending operates from its administrative offices in Marietta (Cobb County), and has loan production offices in Gwinnett County, Fulton County, Henry County, DeKalb County and Cobb County.

     The mortgage banking business is highly competitive and fragmented. Premier Lending competes with other mortgage bankers, state and national banks, thrift institutions and insurance companies for loan originations. Many of its competitors have substantially greater resources than Premier Lending.


OPERATIONS

     Premier Lending's loan officers originate residential mortgage loans through referrals from real estate agents and brokers, builders, developers, and other relationships developed over the past years by management, as well as through direct solicitation of borrowers. The level of Premier Lending's loan originations is subject to seasonal variations with the heaviest demand occurring in the spring, summer and fall and with the lightest demand occurring in the winter.

     Premier Lending originates the mortgages and sells the loans to Premier Bank which independently underwrites the credit. Premier Bank holds these mortgage loans for a period ranging from one to 20 days after closing. During the holding period the loans are serviced by Premier Lending.

     The results of operations of Premier Lending depend primarily upon its ability to originate, fund and sell residential mortgage loans. This ability, in turn, depends substantially upon current interest rate levels and national economic conditions, which affect the degree to which prospective purchasers of residential real estate and homeowners considering refinancing their existing mortgage loans seek such mortgage financing. For example, mortgage loan origination activity is generally greater in a period of declining interest rates and favorable economic conditions. Economic conditions in Premier Lending's service area will also have a significant effect on the residential housing market and, therefore, on Premier Lending's mortgage loan origination activities.

     Loan Servicing.   Premier Lending does not generally retain servicing of
the permanent mortgage loans which it originates. However, Premier does service commercial finance loans for other investors. The servicing rights on all of Premier Lending's permanent mortgage loans are sold for a fee along with the loans to correspondent or institutional mortgage investors.

     Permanent Loan Market.   Premier Lending's operations depend on the ability
of its prospective borrowers to qualify for and obtain permanent loans through Premier Lending from correspondent or institutional mortgage investors. Accordingly, any significant change in the permanent loan market which reduces the ability of Premier Lending's borrowers to obtain permanent financing on a timely and acceptable basis, including a change in the operations, level of activity, or underwriting criteria of such correspondent or institutional investors or other permanent lenders, could have a material adverse effect on Premier Lending's business and the results of operations.

     Sale of Residential Loans.   Premier Lending sells the mortgage loans which
it originates or purchases indirectly through Premier Bank to correspondent or institutional mortgage investors. These loans are sold on a loan-by-loan basis, and the sales are made without recourse.

LENDING ACTIVITIES

     Residential Loan Originations. Premier Lending principally originates conventional residential first and second mortgage loans primarily secured by one-to-four family residential properties. Premier Lending also originates both FNMA and FHLMC loans. Premier Lending concentrates on compliance with the spirit of the Community Reinvestment Act through originating government insured or guaranteed mortgages such as FHA, VA and state bond issues. Although Premier Lending's emphasis is on loan amounts which are considered "conforming" (less than $214,000), Premier Lending also originates a number of "non-conforming" loans (more than $214,000). Premier Lending has a subsidiary, Premier

Acceptance Corporation, which originates sub prime loans which assist borrowers with credit impairments.

     The level of revenues per loan from Premier Lending's loan originations are primarily a function of the sale of the loans and servicing to correspondent or institutional investors and the fees Premier Lending can charge.

     Premier Lending seeks to originate commercial finance loans which focus on revolving lines of credit secured primarily by receivables and, to a lesser extent, inventory. These loans are funded through loan participation from other financial institutions (including First Alliance Bank and Premier Bank) and lines of credit. Management will consider term loans secured by machinery, equipment or real estate based on traditional underwriting criteria, as well as prior experience of management with the borrower. Management focuses its commercial finance lending toward small and medium sized businesses that generally are not being served by banks or finance companies in the market area, especially as a result of the bank consolidation in Premier Lending's market area.

     In addition, Premier Lending originates commercial real estate loans which typically range from $500,000 to $5,000,000. These loans provide construction and permanent financing for both owner-occupied and income-producing properties; and, like the commercial finance loans, are funded through loan participations with other financial institutions (including First Alliance Bank and Premier
Bank) and lines of credit.

EMPLOYEES

     At February 28, 1997, Premier Lending employed 133 full time equivalent persons. Premier Lending is not a party to any collective bargaining agreement and management believes that Premier Lending enjoys satisfactory relations with its employees.

                          ALLIANCE FINANCE CORPORATION
                          ----------------------------

     Alliance Finance is a traditional consumer finance company that makes small loans to individuals secured by varied collateral. Alliance Finance had assets of approximately $3,300,000, net loans of approximately $2,900,000 and shareholders' equity of approximately $68,000, with net income for the year ended December 31, 1996 of approximately $59,000. At February 28, 1997, Alliance Finance employed 6 full time equivalent persons.

SUPERVISION AND REGULATION
--------------------------

GENERAL

     Bank holding companies, thrift holding companies, banks, and thrifts are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the bank and the thrift. This summary is qualified in its entirety by reference to the particular statutes and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. Supervision, regulation and examination of the Company and its subsidiaries by the bank and thrift regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department, respectively. As a savings and loan holding company, the Company is also registered with the OTS and is subject to regulation, supervision, and examination by and the reporting requirements of the OTS.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require savings and loan holding companies and other companies to obtain the prior approval of the OTS before acquiring direct or indirect ownership or control of a savings bank or savings association.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Premier, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, effective July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

     Additionally, in February 1996, the Georgia Legislature adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. Finally, the Georgia Intrastate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

     The BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Each of the bank and thrift subsidiaries of Premier and Central and Southern is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

     First Alliance Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department. Premier Bank is subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulators for the bank and thrift subsidiaries of Premier as well as the Georgia Department in the case of First Alliance Bank, regularly examine the operations of First Alliance Bank and Premier Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal banking regulators and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     Premier is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of Premier, including cash flow to pay dividends to its shareholders, are dividends from Premier Bank,
Premier Lending Corporation, First Alliance Bank and Alliance Finance.   There
are statutory and regulatory limitations on the payment of dividends by Premier Bank and First Alliance Bank to Premier as well as by Premier to its shareholders.

     If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31, 1996, under dividend restrictions imposed under federal and state laws, Premier Bank and First Alliance Bank, without obtaining governmental approvals, could declare aggregate dividends to Premier of approximately $1,345,000.

     The payment of dividends by Premier and its subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

     Premier and its bank and thrift subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve and the OTS, and the appropriate federal banking regulator in the case of their banking and thrift subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, Premier's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.79% and 9.69%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Premier's Leverage Ratio at December 31, 1996, was 7.27%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     Premier Bank and First Alliance Bank are subject to risk-based and leverage capital requirements adopted by their respective federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Similarly, the OTS' regulatory capital regulations specify capital standards for thrifts and thrift holding companies consisting of three components: a "core capital" requirement, a "tangible capital" requirement, and a "risk-based capital" requirement. These regulations require thrifts to maintain core capital in an amount not less than 3% of adjusted total assets and to maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Under the OTS' regulatory capital regulations, thrifts are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighed on the basis of risk and assigns a weighing factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures.

     In determining compliance with the capital standards, all of a thrift's investments in and extensions of credit to any subsidiary engaged in activity not permissible for a national bank are deducted from the savings association capital.

     Each of the subsidiary depository institutions was in compliance with applicable minimum capital requirements as of December 31, 1996. Premier has not been advised by any federal banking regulator of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

     Failure to meet capital guidelines could subject a bank or thrift to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards that would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The OTS has already included an interest-rate risk component in its risk-based capital guidelines for savings associations that it regulates.

SUPPORT OF SUBSIDIARY INSTITUTIONS

     Under Federal Reserve policy, Premier is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, Premier may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

PROMPT CORRECTIVE ACTION

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer.

     At December 31, 1996, First Alliance and Premier had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund (SAIF) for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund's reserve ratio at the designated level. In August 1995, the FDIC adopted regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, were to pay assessments ranging from 4 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds with interest were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1997, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. At the same time, the FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. Thrift industry representatives argued that this significant premium disparity resulted in savings associations having to operate at a competitive disadvantage to their BIF insured bank counterparts.

     On September 30, 1996, the President signed the Deposit Insurance Fund Act of 1996 ("DIFA") which was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a one-time special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation. DIFA allowed the FDIC to exempt any insured institution that it determined to be weak from paying the special assessment if the FDIC determined that the exemption would reduce the risk to the SAIF.

     DIFA provides that the FDIC may not set semi-annual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio.

     On October 10, 1996, the FDIC adopted a Final Rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points. The SAIF special assessment was due by November 27, 1996. Premier Bank's portion of this special assessment amounted to $202,000. Premier Bank accrued this amount in the quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996.

     In addition, DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF."

     Prior to DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the bonds issued by the Financing Corporation ("FICO") as early as 1998, as SAIF-assessable deposits continued to decline. DIFA amends the Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a range equal to one-fifth (1/5) of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999, or the date as of which the last savings association ceases to exist.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

SAFETY AND SOUNDNESS STANDARDS

     The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

DEPOSITOR PREFERENCE

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

CERTAIN APPLICABLE THRIFT REGULATIONS

     Premier Bank, as a thrift institution, is subject to extensive regulation by the OTS. The lending activities and other investments of thrift institutions must comply with various regulatory requirements.

     Qualified Thrift Lender Test.    One such set of requirements relates to an
institution's status as a "Qualified Thrift Lender." Unless an institution so qualifies, its borrowing privileges from a Federal Home Loan Bank may be restricted, and it may be subject to other operating limitations. To meet the Qualified Thrift Lender Test ("QTL Test"), an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consist of (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic, residential, or manufactured housing, and (iv) obligations issued by federal deposit insurance agencies. Subject to a 15%-of-assets limitation, "Qualified Thrift Investments" may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals, and 200% of investments in loans for low-to-moderate-income housing and certain other community oriented investments.

     In September, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act of 1996") was signed into law and contained provisions which significantly affected the QTL Test.

     The Economic Growth Act of 1996 liberalized the QTL Test for savings associations by permitting them to satisfy a similar, but different, 60% asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL Test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. On November 27, 1996, the OTS issued an Interim Final Rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL Test. At December 31, 1996, approximately 75.6% of Premier Bank's assets were invested in Qualified Thrift Investments as currently defined.

     Liquidity Requirements.    Thrift institutions, including Premier Bank, are
required to maintain average daily balances of liquid assets sufficient to meet the institution's foreseeable cash needs. Specifically, Premier Bank must maintain liquid assets (consisting of cash, certain time deposits, bankers acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specific U.S. government, state or federal agency obligations) of not less than 5% of the total amount of the institution's net withdrawable savings deposits plus short-term borrowings, and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount. The liquidity ratio of Premier Bank at December 31, 1996 was 8.83%.

FUTURE REQUIREMENTS

     Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and its subsidiaries may be affected by such statutes or regulations.

MONETARY POLICY

     The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2.  PROPERTIES

     The Company has 16 offices, five are offices of First Alliance Bank, three are offices of Premier Bank, seven are offices of Premier Lending, and two are Alliance Finance offices. First Alliance Bank's five offices are located in Marietta, Georgia at 63 Barrett Parkway; 2760 Cobb Parkway; 4210 Wade Green Road; 833 South Cobb Drive; and 1269 Barclay Circle. Premier Bank's offices are located at 4900 Ross Road, Acworth, Georgia; 2390 Mt. Vernon Road, Suite 100, Dunwoody, Georgia; and 875 Oak Road, Suite 101, Lawrenceville, Georgia; Premier Lending offices are located at 17 Executive Park Drive, Suite 290, Atlanta, Georgia; 2019 Scenic Highway, Snellville, Georgia; 205 Market Place, Suite 102, Roswell, Georgia; 1235 Eagle's Landing Parkway, Suite A, Stockbridge, Georgia; 3075 Breckenridge Boulevard, Suite 425, Duluth, Georgia; and 2759 Delk Road, Suite 201, Marietta, Georgia. Alliance Finance's two offices are located at 3451 South Cobb Drive, Smyrna, Georgia and 680 Hiram/Acworth Road, Hiram, Georgia.

     First Alliance Bank leases the land on which its main office is located pursuant to an agreement dated August 28, 1985, as amended. The lease provides for an initial term of 5 years following capitalization of First Peoples Bank of Cobb (a predecessor to the Company) with 9 renewal periods of 5 years each.
Rent escalation features include a 5% increase every 5 years plus an additional amount equal to the average yearly amount for the Consumer Price Index (CPI) for metropolitan Atlanta for the previous five years, not to exceed 8% per year. At any time after the first 5 years, the Bank may exercise an option to purchase the property for $1,000,000. The Bank also leases its branch office at Barclay Circle pursuant to an agreement dated December 6, 1990. The lease provides for an initial term of 5 years following regulatory approval of the branch with 2 renewal periods of 4 years each. By letter agreement dated December 15, 1995, the parties agreed to renew the lease for 3 years at the then current annual rental amount. The Bank owns the remaining branches without encumbrance.

     Premier Bank owns its main office location in Acworth which contains approximately 4,880 square feet of space. Premier Bank leases its branch office in Dunwoody (which lease expires in July 2000) and leases its branch office in Lawrenceville (which lease expires in March 2001).

     Premier Lending leases its administrative and loan production offices and does not own any real estate. Premier Lending leases the following seven locations in Fulton County, Gwinnett County, Henry County, DeKalb County and Cobb County.

          LOCATION                 PRIMARY USE      LEASE EXPIRATION DATE
-----------------------------  -------------------  ---------------------
17 Executive Park Drive        Loan production            May 2001
 Suite 290                     -- DeKalb County
 Atlanta, Georgia 30329

2019 Scenic Highway            Loan production            May 2001
 Snellville, Georgia 30278     -- Gwinnett County

205 Market Place, Suite 102    Loan production         September 1999
 Roswell, Georgia 30075        -- Fulton County

1235 Eagle's Landing           Loan production            May 1997
 Parkway, Suite A              -- Henry County
 Stockbridge, Georgia 30281

3075 Breckenridge Blvd.        Loan production          January 1999
 Suite 425                     -- Gwinnett County
 Duluth, Georgia 30136


2759 Delk Road, Suite 201      Mortgage Division        December 1999
 Marietta, Georgia 30067       and Loan production
                               -- Cobb County

     Alliance Finance leases its main office pursuant to an agreement dated March 23, 1996. The lease, as amended, provides for an initial term of one year (from May 1, 1993 through April 30, 1994) with four renewal periods of one year each. Alliance Finance owns its other office without encumbrance.

     Other than normal real estate and commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS

     In July 1996, the management of Premier Bank learned that a group in Dalton, Georgia was organizing a de novo bank under the name Premier National Bank ("PNB"). Specifically, Premier Bank learned of PNB's intent to provide commercial banking services from a facility located in Dalton, Whitfield County, Georgia. Premier Bank contacted PNB's banking consultant and advised the consultant of Premier Bank's demand that PNB cease any and all efforts to use the name Premier National Bank. Premier Bank had subsequent communications with representatives of PNB in which PNB was informed of Premier Bank's superior right, title and interest in the Premier name. PNB refused to cease using the name and filed a prospectus on October 8, 1996, publicly announcing its intent to open and operate a bank under the Premier name.

     Due to the need to protect the strength and reputation of its trademark and trade name and due to PNB's refusal to abandon its intent to use the Premier name, Premier Bank filed suit in the Northern District of Georgia, Rome Division (Premier Bank, F.S.B. v. Premier National Bank v. T. Stephen Johnson &
----------------------------------------------------------------------
Associates, Inc., United States District Court for the Northern District of
----------------
Georgia, Rome Division, Civil Action File No. 4:96-CV-0283-HLM). Premier Bank seeks damages and injunctive relief based upon the Lanham Act, 15 U.S.C. section 1125(a)(1)(A), the Georgia Uniform Deceptive Trade Practices Act, O.C.G.A.
section 10-1-370, the Georgia Unfair Competition Statute, O.C.G.A. section 23-2-55, the trademark and trade name statute, O.C.G.A. section 10-1-451, and the common law of Georgia. In response, PNB opened for business and defended the lawsuit on the grounds that Premier Bank has no right, title or interest in the Premier name in the Whitfield County community and filed a counterclaim seeking injunctive relief and unspecified compensatory and punitive damages against Premier Bank.

     It is anticipated that a trial on the merits of the case will commence in May of this year.

     Other than as described above, there are no material pending proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been listed for quotation on the American Stock Exchange under the symbol "PMB" since January 10, 1997. Prior to that date, the Company's common stock was on the NASDAQ Small Cap Market under the symbol "FABC." The following table sets forth, for the indicated periods, the high and low closing sales prices for the Company's common stock as reported by American Stock Exchange and on NASDAQ Small Cap Market for prior periods since January 25, 1995 and the high and low sales prices for the Company's common stock for each of the quarters in which trading occurred in 1995. Historical stock prices have been adjusted to reflect the 1.8055-for-one split of the common stock of the Company effective on March 6, 1997.

                                             SALES PRICE
                                          ------------------
CALENDAR PERIOD                             HIGH      LOW
----------------------------------------  -------   --------

1995
First Quarter...........................   $ 7.66    $ 6.86
Second Quarter..........................     8.31      6.98
Third Quarter...........................     8.72      7.75
Fourth Quarter..........................     9.28      8.72

1996

First Quarter...........................   $ 9.83    $ 8.86
Second Quarter..........................    10.80      7.28
Third Quarter...........................    11.63     10.37
Fourth Quarter..........................    11.77     10.39

1997

First Quarter (through March 25, 1997)..   $14.19    $11.77

     The holders of the Company's Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. Premier paid a $.56 per share cash dividend on January 27, 1997 to its shareholders. The decision to declare this dividend was based on Premier's performance in 1996. The Company plans to pay quarterly dividends on an ongoing basis. The future declaration and payment of dividends will depend upon the earnings of its bank subsidiaries, business conditions, operating results, capital and reserve requirements, and the Board of Directors' consideration of other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company. The financial highlights have been restated to reflect the business combination of First Alliance Bancorp, Inc. and Premier Bancshares, Inc. which was consummated on August 31, 1996. The financial statements for the years ended December 31, 1992 through 1996, and the operating data for the years ended December 31, 1992 through 1996 are derived from financial statements which reflect, in the opinion of the Company's management, all normal recurring adjustments necessary to present fairly such information for such periods. The following data should be read in conjunction with the Company's consolidated financial statements and the related notes contained elsewhere in this report.

                                                   Years Ended December 31,
                                     ----------------------------------------------------
                                       (Dollars in Thousands, Except Per Share Amounts)

                                       1996       1995       1994       1993       1992
                                     --------   --------   --------   --------   --------
BALANCE SHEET:
Total assets                         $294,158   $237,525   $151,526   $140,313   $130,383
Loans held for sale                    24,408     25,912     26,047      4,446          -
Loans, net                            184,452    131,072     81,097     83,838     82,221
Securities available-for-sale          35,154     45,795     11,584     26,427     25,444
Federal funds sold                     21,680      2,530     19,110     10,880      9,027
Interest-bearing deposits               1,447      9,948          -        703        794
Deposits                              236,733    178,453    118,166    117,323    113,751
Borrowings                             30,221     30,692     14,429      4,399
Stockholders' equity                   23,275     23,430     17,554     17,860     14,205

OPERATING DATA:
Interest income                        23,016     17,301     10,954     10,296     10,359
Interest expense                       11,282      8,281      4,111      3,897      4,928
    Net interest income                11,734      9,020      6,843      6,399      5,431
Provisions for losses on loans            598        338        285      1,007        441
Net interest income after
   provision for losses on loans       11,136      8,682      6,558      5,392      4,990
Other income                           11,855      8,153      2,962      2,915      1,446
Other expenses                         19,371     13,696      8,660      7,900      6,277
Income tax expense                      1,068      1,137        569         98          5
    Net income                          2,552      2,002        291        309        154
Net income per share                     1.06        .87        .15        .20        .10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1996 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K, is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements contained in the Company's 1996 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Annual Report on Form 10-K, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1997 Annual Shareholders Meeting, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1997 Annual Shareholders Meeting, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1997 Annual Shareholders Meeting, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1997 Annual Shareholders Meeting, is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits
     ----------------------------------------------------------------

  Exhibits

  Exhibit
  Number    Exhibit
  -------   -------

     2 Agreement and Plan of Reorganization dated February 3, 1997 between First Alliance/Premier Bancshares, Inc. and The Central and Southern Holding Company.

   2.1 First Amendment to Agreement and Plan of Reorganization dated March 26, 1997 between Premier Bancshares, Inc. and The Central and Southern Holding Company.

   3.1 Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
            1996).

   3.2      Articles of Amendment dated February 4, 1997.

   3.3 Bylaws of Registrant, as amended (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

   4.1      Form of Common Stock Certificate.

  10.1 First Alliance Bancorp, Inc. 1995 Stock Option Plan, dated as of August 8, 1995, and amended as of March 12, 1996 and related form of Employee Incentive Stock Option Agreement (incorporated by reference as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31, 1995)./1/

  10.2 Guaranty, dated March 25, 1996, by First Alliance Bancorp, Inc. relating to a $2,000,000 loan made by The Bankers Bank to Interim Alliance Corporation d/b/a Alliance Finance (incorporated by reference as Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 1995).

  10.3 Employment Agreement dated July 1, 1995 by and between Premier, First Alliance Bank and J. Edward Mulkey, Jr. (incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the year ended December 31, 1995)./1/

  10.4 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and George S. Phelps./1/

  10.5 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Michael W. Lane./1/

  10.6 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Brian D. Schmitt./1/

  10.7 Amendment to Employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard./1/

  10.8 Form of Employment Agreement by and between Premier Bancshares, Inc, Premier Lending Corporation and Darrell D. Pittard./1/

  10.9 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996.

 10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996.

 10.11 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996.

 10.12 First Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997.

 10.13 Second Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997

 10.14      Form of Premier Bancshares, Inc. 1997 Stock Option Plan./1/

 10.15      Form of Premier Bancshares, Inc. Directors' Stock Option Plan./1/

  11.1      Statement of Per Share Earnings.

  13.1 Registrant's 1996 Annual Report to Shareholders. Only those portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-K shall be deemed filed with the Commission.

    21      Subsidiaries of Premier Bancshares, Inc.

    23      Consent of Mauldin & Jenkins, LLC

    24 Power of Attorney (appears on the signature pages to this Form 10-K).

    27      Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

                               None.

--------
/1/  Registrant's plans, management contract and compensatory arrangements.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PREMIER BANCSHARES, INC.

Date: March 28, 1997
                              By: /s/ Darrell D. Pittard
                                  ----------------------
                                  Darrell D. Pittard, Chairman and
                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears on the signature page to this report constitutes and appoints Darrell D. Pittard and Frank H. Roach, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature           Title                               Date
         ---------           -----                               ----

/s/ N. Michael Anderson      Director                       March 28, 1997
---------------------------
N. Michael Anderson


/s/ James L. Coxwell, Sr.    Director                       March 28, 1997
---------------------------
James L. Coxwell, Sr.


/s/ William M. Evans, Jr.    Director                       March 28, 1997
---------------------------
William M. Evans, Jr.


/s/ James E. Freeman         Director                       March 28, 1997
---------------------------
James E. Freeman

         Signature           Title                               Date
         ---------           -----                               ----

/s/ Robin R. Howell          Director                       March 28, 1997
---------------------------
Robin R. Howell


/s/ Billy H. Martin          Director                       March 28, 1997
---------------------------
Billy H. Martin


/s/ J. Edward Mulkey, Jr.    Director, President and        March 28, 1997
---------------------------  Chief
J. Edward Mulkey, Jr.        Operating Officer


/s/ Darrell D. Pittard       Chairman and Chief Executive   March 28, 1997
---------------------------  Officer (Principal Executive
Darrell D. Pittard           Officer)


/s/ Frank H. Roach           Chief Financial Officer        March 28, 1997
---------------------------  (Principal Financial and
Frank H. Roach               Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                          Description of Exhibit
-------  ----------------------------------------------------------------------

2 Agreement and Plan of Reorganization dated February 3, 1997 between First Alliance/Premier Bancshares, Inc. and The Central and Southern Holding Company.

2.1 First Amendment to Agreement and Plan of Reorganization dated March 26, 1997 between Premier Bancshares, Inc. and The Central and Southern Holding Company.

3.1 Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

3.2      Articles of Amendment dated February 4, 1997.

3.3      Bylaws of Registrant, as amended (incorporated by reference as Exhibit
         3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

4.1      Form of Common Stock Certificate.

10.1 First Alliance Bancorp, Inc. 1995 Stock Option Plan, dated as of August 8, 1995, and amended as of March 12, 1996 and related form of Employee Incentive Stock Option Agreement (incorporated by reference as Exhibit
         10.6 to the Registrant's Form 10-KSB for the year ended December 31,
         1995)./1/

10.2 Guaranty, dated March 25, 1996, by First Alliance Bancorp, Inc. relating to a $2,000,000 loan made by The Bankers Bank to Interim Alliance Corporation d/b/a Alliance Finance (incorporated by reference as Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 1995).

10.3 Employment Agreement dated July 1, 1995 by and between Premier, First Alliance Bank and J. Edward Mulkey, Jr. (incorporated by reference as
         Exhibit 10.5 to the Registrant's Form 10-KSB for the year ended December 31, 1995)./1/

10.4 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and George S. Phelps./1/

10.5 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Michael W. Lane./1/

10.6 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Brian D. Schmitt./1/

10.7 Amendment to Employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard./1/

10.8 Form of Employment Agreement by and between Premier Bancshares, Inc., Premier Lending Corporation and Darrell D. Pittard.

10.9 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996.

10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996.

10.11 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996.

10.12 First Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997.

10.13 Second Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997

10.14    Form of Premier Bancshares, Inc. 1997 Stock Option Plan./1/

10.15    Form of Premier Bancshares, Inc. Directors' Stock Option Plan./1/

11.1     Statement of Per Share Earnings.

13.1 Registrant's 1996 Annual Report to Shareholders. Only those portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-K shall be deemed filed with the Commission.

21       Subsidiaries of Premier Bancshares, Inc.

23       Consent of Mauldin & Jenkins, LLC

24       Power of Attorney (appears on the signature pages to this Form 10-K).

27       Financial Data Schedule (for SEC use only).

____________
/1/  Registrant's plans, management contract and compensatory arrangements.