Form 10-K/A
period 1996-12-31
PREMIER BANCSHARES INC /GA
filed 1997-05-13
CIK 836616

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of the Registrant's Common Stock outstanding at April 18, 1997, was 4,249,401 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1996 fiscal year end are incorporated by reference into Part III of this report. Such Proxy Statement is contained in the Registrant's Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 4, 1997.

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

     The Company's largest subsidiary, First Alliance Bank (the "First Alliance Bank"), is a commercial bank that opened for business in 1984. On August 31, 1996, the Company acquired, through a pooling of interests, a thrift holding company named Premier Bancshares, Inc. ("Premier"). Premier owned two subsidiaries: Premier Lending Corporation ("Premier Lending") and Premier Bank, FSB ("Premier Bank") which became wholly-owned subsidiaries of the Company. Premier Lending engages in the business of residential mortgage, construction and commercial finance loan originations. Premier Bank is a savings and loan association that engages in the business of providing savings banking services including personal and business checking accounts and other accounts and residential, commercial and consumer lending activities. The Company also owns a majority interest in a consumer finance company named Alliance Finance
Inc. ("Alliance Finance"). For more in-depth background on all of the above companies, the reader is referred to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 4, 1997.

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

     On February 25, 1997, Premier and Net.B@nk executed a First Amendment to the Stock Purchase Agreement for the purpose of extending the termination date of the Stock Purchase Agreement to May 31, 1997, increasing the amount of Net.B@nk stock to be paid to Premier, and requiring a $150,000 cash payment from Net.B@nk to Premier for the purpose of reimbursing expenses incurred by Premier in connection with the Stock Purchase Agreement. In addition, the Purchase and Assumption Agreement was amended on March 13, 1997 for the purpose of extending the termination date to April 30, 1997. The Purchase and Assumption Agreement was amended again on March 25, 1997 to further extend the termination date to May 31, 1997. Under the Stock Purchase Agreement, as amended, Net.B@nk will transfer to Premier 1,250 shares of the common stock of Net.B@nk in exchange for the Premier Bank common stock. The Purchase and Assumption Agreement is subject to the approval of the Georgia Department of Banking and Finance (the "Georgia Department") and the Federal Deposit Insurance Corporation. Approval from the Federal Deposit Insurance Corporation was obtained on April 14, 1997. In addition, Net.B@nk's purchase of the Premier Bank common stock is subject to the approval of the Federal Reserve Bank of Richmond and the OTS. In connection with the regulatory application filed with the OTS seeking approval of the transactions contemplated in the Stock Purchase Agreement, the OTS has raised certain policy issues which could delay or effectively prohibit the consummation of such transactions. The transfer of all the Premier Bank common stock from Premier to Net.B@nk is also contingent upon the successful completion of Net.B@nk's $10 million initial public offering.

     On March 17, 1997, Net.B@nk declared a 33.125 for 1 split of its common stock which will be payable on the effective date of Net.B@nk's initial public offering. As a result, upon consummation of the Stock Purchase Agreement, Premier will receive 41,406 shares or approximately .73% of Net.B@nk's common stock following its initial public offering. The sale of Premier Bank's savings bank charter will not have a material impact upon Premier's future financial position, operating results or liquidity. Management believes that the sale of the charter could enhance Premier's future profitability due to the reductions of duplicative operating expenses. The purpose of the Purchase and Assumption Agreement is to consolidate the operations of Premier Bank and First Alliance Bank. In the event that the transactions described in the Stock Purchase Agreement and the Assumption Agreement, as amended, have not been consummated by May 31, 1997, then the Purchase and Assumption Agreement shall, unless otherwise extended or modified, terminate under its own terms. In the event of the termination of the transactions in connection with Net.B@nk, Purchase and Assumption Agreement, Premier Bank and First Alliance Bank intend to merge pursuant to an Agreement and Plan of Merger by and between Premier Bank and First Alliance Bank whereby Premier Bank would merge with and into First Alliance Bank, with First Alliance Bank being the surviving institution.

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

EMPLOYEES

     As of April 30, 1997, First Alliance Bank employed approximately 88 full-time equivalent employees. First Alliance Bank is not a party to any collective bargaining agreement, and, in the opinion of management, enjoys excellent relations with its employees.

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

EMPLOYEES

     As of April 30, 1997, Premier Bank employed approximately 27 full-time equivalent employees. Premier Bank is not a party to any collective bargaining agreement and management believes that Premier Bank enjoys satisfactory relations with its employees.

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

LENDING ACTIVITIES

     Residential Loan Originations. Premier Lending principally originates conventional residential first and second mortgage loans primarily secured by one-to-four family residential properties. Premier Lending also originates both FNMA and FHLMC loans. Premier Lending concentrates on compliance with the spirit of the Community Reinvestment Act through originating government insured or guaranteed mortgages such as FHA, VA and state bond issues. Although Premier Lending's emphasis is on loan amounts which are considered "conforming" (less than $214,000), Premier Lending also originates a number of "non-conforming" loans (more than $214,000). Premier Lending has a subsidiary, Premier

Acceptance Corporation, which originates sub prime loans which assist borrowers with credit impairments. Management believes that the loans originated through Premier Acceptance pose only a minimal increased credit risk over the residential mortgage loans originated by Premier Lending because such loans are held by Premier Acceptance for a short period of time and they sold without recourse.

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

EMPLOYEES

     At April 30, 1997, Premier Lending employed approximately 125 full time equivalent persons. Premier Lending is not a party to any collective bargaining agreement and management believes that Premier Lending enjoys satisfactory relations with its employees.

                            ALLIANCE FINANCE, INC.
                            ----------------------

     Alliance Finance is a traditional consumer finance company that makes small loans to individuals secured by varied collateral. Alliance Finance had assets of approximately $3,300,000, net loans of approximately $2,900,000 and shareholders' equity of approximately $68,000, with net income for the year ended December 31, 1996 of approximately $59,000. At February 28, 1997, Alliance Finance employed approximately 6 full time equivalent persons.

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

          LOCATION                 PRIMARY USE      LEASE EXPIRATION DATE
-----------------------------  -------------------  ---------------------
17 Executive Park Drive        Loan production            May 2001
 Suite 290                     -- DeKalb County
 Atlanta, Georgia 30329

2019 Scenic Highway            Loan production            May 2001
 Snellville, Georgia 30278     -- Gwinnett County

205 Market Place, Suite 102    Loan production         September 1999
 Roswell, Georgia 30075        -- Fulton County

1235 Eagle's Landing           Loan production            May 1998
 Parkway, Suite A              -- Henry County
 Stockbridge, Georgia 30281

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been listed for quotation on the American Stock Exchange under the symbol "PMB" since January 10, 1997. Prior to that date, the Company's common stock was on the NASDAQ Small Cap Market under the symbol "FABC." On May 1, 1997 there were 601 record holders of the Company's Common Stock and approximately 1,600 beneficial holders.

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

                                                   Years Ended December 31,
                                     ----------------------------------------------------
                                       (Dollars in Thousands, Except Per Share Amounts)

                                       1996       1995       1994       1993       1992
                                     --------   --------   --------   --------   --------
BALANCE SHEET:
Total assets                         $294,158   $237,525   $151,526   $140,313   $130,383
Loans held for sale                    24,408     25,912     26,047      4,446          -
Loans, net                            184,452    131,072     81,097     83,838     82,221
Securities available-for-sale          35,154     45,795     11,584     26,427     25,444
Federal funds sold                     21,680      2,530     19,110     10,880      9,027
Interest-bearing deposits               1,447      9,948          -        703        794
Deposits                              236,733    178,453    118,166    117,323    113,751
Borrowings                             30,221     30,692     14,429      4,399
Stockholders' equity                   23,275     23,430     17,554     17,860     14,205

OPERATING DATA:
Interest income                        23,016     17,301     10,954     10,296     10,359
Interest expense                       11,282      8,281      4,111      3,897      4,928
    Net interest income                11,734      9,020      6,843      6,399      5,431
Provisions for losses on loans            598        338        285      1,007        441
Net interest income after
   provision for losses on loans       11,136      8,682      6,558      5,392      4,990
Other income                           11,855      8,153      2,962      2,915      1,446
Other expenses                         19,371     13,696      8,660      7,900      6,277
Income tax expense                      1,068      1,137        569         98          5
    Net income                          2,552      2,002        291        309        154
Net income per share                      .59        .48        .08        .11        .06
Cash Dividends Declared                   .58        .01        .09          -          -

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits
     ----------------------------------------------------------------

  Exhibits

  Exhibit
  Number    Exhibit
  -------   -------

     2 Agreement and Plan of Reorganization dated February 3, 1997 between First Alliance/Premier Bancshares, Inc. and The Central and Southern Holding Company. (incorporated by reference as Exhibit 2 from the Registrant's Form 10-K for the year ended December 31, 1996)

   2.1 First Amendment to Agreement and Plan of Reorganization dated March 26, 1997 between Premier Bancshares, Inc. and The Central and Southern Holding Company. (incorporated by reference as 2.1 from the Registrant's Form 10-K for the year ended December 31, 1996)

   3.1 Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
            1996).

   3.2 Articles of Amendment dated February 4, 1997 (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-k for the year ended December 31, 1996).

   3.3 Bylaws of Registrant, as amended (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

   4.1      Form of Common Stock Certificate (incorporated by reference as
            Exhibit 4.1 from the Registrant's Form 10-K for the year ended December 31, 1996).

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

  10.3 Employment Agreement dated July 1, 1995 by and between Premier, First Alliance Bank and J. Edward Mulkey, Jr. (incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the year ended December 31, 1995)./1/

  10.4 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and George S. Phelps (incorporated by reference as Exhibit 10.4 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.5 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Michael W. Lane (incorporated by reference as Exhibit 10.5 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.6 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Brian D. Schmitt (incorporated by reference as Exhibit 10.6 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.7 Amendment to Employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard (incorporated by reference as Exhibit 10.7 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.8 Form of Employment Agreement by and between Premier Bancshares, Inc, Premier Lending Corporation and Darrell D. Pittard (incorporated by reference as Exhibit 10.8 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.9 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996 (incorporated by reference as Exhibit 10.9 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996 (incorporated by reference as Exhibit 10.10 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.11 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996 (incorporated by reference as Exhibit 10.11 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.12 First Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997 (incorporated by reference as Exhibit 10.12 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.13 Second Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997 (incorporated by reference as Exhibit 10.13 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.14      Premier Bancshares, Inc. 1997 Stock Option Plan./1/

 10.15      Premier Bancshares, Inc. Directors' Stock Option Plan./1/

  11.1      Statement of Per Share Earnings.

  13.1 Registrant's 1996 Annual Report to Shareholders. Only those portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-K shall be deemed filed with the Commission.

    21 Subsidiaries of Premier Bancshares, Inc. (incorporated by reference as Exhibit 21 from the Registrant's Form 10-K for the year ended December 31, 1996)

    23      Consent of Mauldin & Jenkins, LLC

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

                              PREMIER BANCSHARES, INC.

Date: May 9, 1997
                              By: /s/ Darrell D. Pittard
                                  ----------------------
                                  Darrell D. Pittard, Chairman and
                                  Chief Executive Officer

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


         Signature           Title                               Date
         ---------           -----                               ----

/s/ N. Michael Anderson*     Director                       May 9, 1997
---------------------------
N. Michael Anderson


/s/ James L. Coxwell, Sr.*   Director                       May 9, 1997
---------------------------
James L. Coxwell, Sr.


/s/ William M. Evans, Jr.*   Director                       May 9, 1997
---------------------------
William M. Evans, Jr.


/s/ James E. Freeman*        Director                       May 9, 1997
---------------------------
James E. Freeman

         Signature           Title                               Date
         ---------           -----                               ----

/s/ Robin R. Howell*         Director                        May 9, 1997
---------------------------
Robin R. Howell


/s/ Billy H. Martin*         Director                        May 9, 1997
---------------------------
Billy H. Martin


/s/ J. Edward Mulkey, Jr.*   Director, President and         May 9, 1997
---------------------------  Chief
J. Edward Mulkey, Jr.        Operating Officer


/s/ Darrell D. Pittard       Chairman and Chief Executive    May 9, 1997
---------------------------  Officer (Principal Executive
Darrell D. Pittard           Officer)


/s/ Frank H. Roach           Chief Financial Officer         May 9, 1997
---------------------------  (Principal Financial and
Frank H. Roach               Accounting Officer)


*
---------------------------
By: Darrell D. Pittard,
    Attorney in Fact

                                 EXHIBIT INDEX

Exhibit
   No.                          Description of Exhibit
-------  ----------------------------------------------------------------------


     2 Agreement and Plan of Reorganization dated February 3, 1997 between First Alliance/Premier Bancshares, Inc. and The Central and Southern Holding Company. (incorporated by reference as Exhibit 2 from the Registrant's Form 10-K for the year ended December 31, 1996)

   2.1 First Amendment to Agreement and Plan of Reorganization dated March 26, 1997 between Premier Bancshares, Inc. and The Central and Southern Holding Company. (incorporated by reference as 2.1 from the Registrant's Form 10-K for the year ended December 31, 1996)

   3.1 Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-QSB for the quarter ended September 30,
            1996).

   3.2 Articles of Amendment dated February 4, 1997 (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-k for the year ended December 31, 1996).

   3.3 Bylaws of Registrant, as amended (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

   4.1      Form of Common Stock Certificate (incorporated by reference as
            Exhibit 4.1 from the Registrant's Form 10-K for the year ended December 31, 1996).

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

  10.3 Employment Agreement dated July 1, 1995 by and between Premier, First Alliance Bank and J. Edward Mulkey, Jr. (incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the year ended December 31, 1995)./1/

  10.4 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and George S. Phelps (incorporated by reference as Exhibit 10.4 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.5 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Michael W. Lane (incorporated by reference as Exhibit 10.5 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.6 Employment Agreement dated January 1, 1997, by and between Premier Lending Corporation and Brian D. Schmitt (incorporated by reference as Exhibit 10.6 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.7 Amendment to Employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard (incorporated by reference as Exhibit 10.7 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.8 Form of Employment Agreement by and between Premier Bancshares, Inc, Premier Lending Corporation and Darrell D. Pittard (incorporated by reference as Exhibit 10.8 from the Registrant's Form 10-K for the year ended December 31, 1996)./1/

  10.9 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996 (incorporated by reference as Exhibit 10.9 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996 (incorporated by reference as Exhibit 10.10 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.11 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996 (incorporated by reference as Exhibit 10.11 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.12 First Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997 (incorporated by reference as Exhibit 10.12 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.13 Second Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997 (incorporated by reference as Exhibit 10.13 from the Registrant's Form 10-K for the year ended December 31, 1996).

 10.14 Premier Bancshares, Inc. 1997 Stock Option Plan. (Incorporated by reference from Appendix D to the Registrant's Amendment No. 1 to Form S-4 filed on May 8, 1997)./1/

 10.15 Premier Bancshares, Inc. Directors' Stock Option Plan (Incorporated by reference from Appendix E to the Registrant's Amendment No. 1 to Form S-4 filed with on May 8, 1997)./1/

  11.1      Statement of Per Share Earnings.

  13.1 Registrant's 1996 Annual Report to Shareholders. Only those portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-K shall be deemed filed with the Commission.

    21 Subsidiaries of Premier Bancshares, Inc. (incorporated by reference as Exhibit 21 from the Registrant's Form 10-K for the year ended December 31, 1996)

    23      Consent of Mauldin & Jenkins, LLC

    24 Power of Attorney (appears on the signature pages to this Form 10-K).

    27      Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

                               None.

--------
/1/  Registrant's plans, management contract and compensatory arrangements.