Form 10-Q
period 1997-03-31
PREMIER BANCSHARES INC /GA
filed 1997-05-15
CIK 836616

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    MARCH 31, 1997
                              ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________________to ________________________

Commission file number 0-24528

                              PREMIER BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 GEORGIA                                  58-1793778
------------------------------------------     ---------------------------------
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

Yes       X        No ____________
    -------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,249,401 SHARES OF COMMON STOCK, $1 PAR VALUE AS OF APRIL 30, 1997.
--------------------------------------------------------------------------------

                           Premier Bancshares, Inc.
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1997


                        Index                               Page No.
                        -----                               --------

PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          (a)  Consolidated Balance Sheets
               (unaudited) at March 31, 1997
               and December 31, 1996                             3

          (b)  Consolidated Statements of Income
               (unaudited) for the three months
               ended March 31, 1997 and 1996                   4 - 5

          (c)  Consolidated Statements of Cash
               Flows (unaudited) for the three
               months ended March 31, 1997 and 1996              6

          (d)  Notes to Consolidated Financial Statements
               Statements (unaudited)                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        8 - 15

PART II.  Other Information

Item 1.   Legal Proceedings                                      16

Item 2.   Changes in Securities                                  16

Item 3.   Defaults Upon Senior Securities                        16

Item 4.   Submission of Matters to a Vote of
          Security Holders                                       16

Item 5.   Other Information                                      16

Item 6.   Exhibits and Reports on Form 8-K                    16 - 18


(Signatures on Page 19)

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     MARCH 31      DECEMBER 31
                                                       1997           1996
                                                       ----           ----
ASSETS
Cash and due from banks                            $ 11,838,611   $ 11,628,832
Interest-earning deposits in other banks              1,156,551      1,447,173
Federal funds sold                                   16,240,000     21,680,000
Securities available for sale, at fair value         46,543,403     35,153,641
Loans held for sale                                  29,575,115     24,408,287

Loans net of unearned income                        193,227,262    186,856,184
Less allowance for loan losses                        2,665,915      2,404,189
                                                   ------------   ------------
 Loans, net                                         190,561,347    184,451,995

Premises and equipment, net                           6,790,405      6,634,633
Goodwill and other intangibles                        2,227,256      2,276,728
Foreclosed assets                                       391,262        603,489
Other assets                                          6,462,531      5,868,826
                                                   ------------   ------------

                                                   $311,786,481   $294,153,604
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                        $ 33,996,803   $ 30,184,254
 Interest-bearing demand                             38,276,729     33,495,208
 Savings and money market                            28,335,306     32,369,413
 Time, $100,000 and over                             37,516,785     35,103,940
 Other time                                         116,918,823    105,580,365
                                                   ------------   ------------
 Total deposits                                     255,044,446    236,733,180

Securities sold under repurchase agreements           8,943,443      8,443,316
Federal Home Loan Bank advances                       4,625,000      4,625,000
Other borrowings                                     15,781,000     17,152,230
Accrued expenses and other liabilities                3,154,277      3,916,085
                                                   ------------   ------------
  Total liabilities                                 287,548,166    270,869,811

 Minority interest in subsidiary                          4,757         13,618
                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
 Common stock, par value $1; 20,000,000
  shares authorized; 4,249,401
  issued and outstanding                              4,249,401      4,249,401
 Capital surplus                                     18,549,005     18,549,005
 Retained earnings                                    1,791,750        640,485
 Unrealized loss on securities                         (356,598)      (168,716)
                                                   ------------   ------------
 Total stockholders' equity                          24,233,558     23,270,175
                                                   ------------   ------------
                                                   $311,786,481   $294,153,604
                                                   ============   ============
See Notes to Consolidated Financial Statements

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                For Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                      THREE  MONTHS
                                                      --------------
                                                    1997          1996
                                               --------------  ----------

Interest income:
 Interest and fees on loans                       $5,422,941   $4,841,527
 Interest on investment securities:
  Taxable                                            590,099      685,893
  Non-taxable                                          2,168        2,817

 Interest on deposits in other banks                  33,847       90,944
 Interest on short-term investments                  375,177       72,085
                                                  ----------   ----------
   Total interest income                           6,424,232    5,693,266
                                                  ----------   ----------

Interest expense:
 Interest on deposits                              2,742,078    1,928,524
 Interest on Federal Home Loan Bank
   advances                                           87,808      163,594
 Interest on other borrowings                        394,422      613,465
                                                  ----------   ----------
    Total interest expense                         3,224,308    2,705,583
                                                  ----------   ----------

   Net interest income                             3,199,924    2,987,683

Provision for loan losses                            177,061      129,126
                                                  ----------   ----------

   Net interest income after
    provision for loan losses                      3,022,863    2,858,557

Noninterest income:
 Service charges on deposit accounts                 236,299      234,260
 Other charges, commissions, and fees                460,859      269,000
 Security transactions, net                          (24,812)     143,328
 Mortgage income                                   2,518,567    1,885,850
 Other operating income                              208,575       24,668
                                                  ----------   ----------
   Total noninterest income                        3,399,488    2,557,106
                                                  ----------   ----------

Noninterest expense:
 Salaries and employee benefits                    3,281,260    2,643,629
 Occupancy expense, net                              327,094      292,327
 Equipment expense                                   307,057      243,878
 Directors expenses                                   51,751       71,114
 Deposit insurance premiums                           11,189       22,813
 Legal expenses                                      139,113       21,981
 Collection attorney expense                          29,155       20,202
 Merger related expenses                              48,314      195,049
 Goodwill and other intangible amortization           49,471       41,213
 Other losses                                         14,405       14,610
 Other operating expenses                            898,098      757,759
                                                  ----------   ----------
   Total noninterest expense                       5,156,907    4,324,575
                                                  ----------   ----------

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                For Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                           THREE MONTHS
                                                           ------------
                                                         1997         1996
                                                     ------------  ----------
  Income before taxes and minority interest
    in net income of subsidiary                         1,265,444   1,091,088
 Income tax provision                                     111,191     324,696
                                                       ----------  ----------
    Income before minority interest in net
    income of subsidiary                                1,154,253     766,392

 Minority interest in net income of subsidiary              2,988       3,014
                                                       ----------  ----------

 Net income                                            $1,151,265     763,378
                                                       ==========  ==========

Net income per share of common stock                   $     0.27  $     0.18
                                                       ==========  ==========
Cash dividends declared per share of common stock               -  $    0.226
                                                       ==========  ==========
Average shares outstanding                              4,330,309   4,296,619
                                                       ==========  ==========

See Notes to Consolidated Financial Statements

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                              1997           1996
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income before minority interest in net income of subsidiary        $   1,154,253   $    766,392
                                                                         -------------   ------------
  Adjustments to reconcile net income before minority interest in net income of subsidiary to net cash provided by operating activities:
  Depreciation and amortization                                                250,827        167,703
  Provision for loan losses                                                    177,061        129,126
  Loss(Gain) on sales of securities available for sale                          24,812       (143,328)
  Gain on sale of mortgage loans held for sale                              (2,505,445)    (1,866,769)
  Net originations of mortgage loans held for sale                          (2,661,383)    (4,942,813)
  Other prepaids, deferrals and accruals, net                                  279,740       (121,582)
                                                                         -------------   ------------
    Total adjustments                                                       (4,434,388)    (6,777,663)
                                                                         -------------   ------------

 Net cash used in operating activities                                      (3,280,135)    (6,011,271)
                                                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                                (13,651,016)    (2,211,476)
  Proceeds from maturities of securities available for sale                    620,276      1,864,162
  Proceeds from sales of securities available for sale                       1,323,378     10,045,058
  Net decrease in interest-bearing deposits in banks                           290,622      3,296,367
  (Increase) decrease in federal funds sold, net                             5,440,000    (10,090,000)
  Increase in loans, net                                                    (6,286,413)   (17,607,110)
  Purchase of premises and equipment                                          (357,130)      (273,476)
                                                                         -------------   ------------

  Net cash used in investing activities                                    (12,620,283)   (14,976,475)
                                                                         -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                                 18,311,266     14,626,637
  Increase in repurchase agreements, net                                       500,127      6,399,727
  Decrease in borrowings from FHLB, net                                              -     (2,500,000)
  Net (decrease) increase in other borrowings                               (1,371,230)     5,081,088
  Cash dividends paid                                                       (1,318,116)      (940,312)
  Minority interest dividends paid                                             (11,850)       (14,986)
                                                                         -------------   ------------

  Net cash provided by financing activities                                 16,110,197     22,652,154
                                                                         -------------   ------------

  Net increase in cash and due from banks                                      209,779      1,664,408

  Cash and due from banks, beginning of period                              11,628,832      9,545,638
                                                                         -------------   ------------

  Cash and due from banks, end of period                                 $  11,838,611   $ 11,210,046
                                                                         =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                             $   2,902,301   $  2,861,180
    Income taxes                                                         $     272,625   $    312,280

NONCASH TRANSACTIONS:

 Unrealized losses on securities available for sale                      $     292,788   $    569,322

 See Notes to Consolidated Financial Statements

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2.   BUSINESS COMBINATIONS

          On February 3, 1997, Premier Bancshares, Inc. entered into an Agreement and Plan of Reorganization with Central and Southern Holding Company ("Central and Southern") of Milledgeville, Georgia. Under this Agreement, Central and Southern will merge with and into Premier Bancshares, Inc. Upon consummation of the merger, each share of Central and Southern's common stock issued and outstanding will be converted into and exchanged for the right to receive one share of Premier Bancshares, Inc.'s common stock. Consummation of the merger is subject to certain conditions, including approval of the agreement by the Boards of Directors and the shareholders of both Premier Bancshares, Inc. and Central and Southern and approval of the merger by various regulatory agencies.

          On August 31, 1996, First Alliance Bancorp, Inc. merged with Premier Bancshares, Inc. The merger was accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of First Alliance Bancorp, Inc. and Premier Bancshares, Inc.

Note 3.   COMMON STOCK SPLIT

          On February 24, 1997, Premier Bancshares, Inc. declared a 1.8055 stock split for shares of record as of March 6, 1997. The number of shares to effect the stock split times the par value of $1 was transferred from capital surplus to common stock on March 20, 1997. All prior financial information has been restated to reflect the stock split.

Note 4.   CURRENT ACCOUNTING DEVELOPMENTS

          The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this Statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share

                                    ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                  BACKGROUND

Premier Bancshares, Inc. (the "Company"), formerly known as First Alliance Bancorp Inc., was incorporated in 1988 under the laws of Georgia and the regulations of the Bank Holding Company Act of 1956. The Company's largest subsidiary, First Alliance Bank (the "Bank"), is a commercial bank which opened for business in 1984. On August 31, 1996, the Company acquired a Thrift Holding Company named Premier Bancshares, Inc. ("Premier"). Premier owned two subsidiaries. The transaction was accounted for as a pooling of interests. Premier Lending Corporation ("Lending") engages in the business of residential mortgage and commercial finance loan originations. The other subsidiary was Premier Bank, FSB ("Thrift") a savings and loan. Additionally, the Company owns a consumer finance company named Alliance Finance ("Finance").

                        LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Bank to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal Funds sold), monthly amortizing loans, repayment of single payment loans, periodic repayments of mortgage-backed securities and draws upon guaranteed lines of credit. In addition, at March 31, 1997, the Bank and the Thrift had $11,000,000 in approved Federal Funds lines with correspondent banks which could provide funds on an immediate basis if the need arose. Also, the Bank has access to various Certificate of Deposit ("CD") networks which would allow it to raise deposits from credit unions and other small banks for varying time periods at rates comparable to the short-term U.S. Government Bond rate curve. These deposits are not brokered and no fee outside of the market rate is paid.

     Additionally, the Bank and the Thrift are members of the Federal Home Loan Bank system. At March 31, 1997, they had the ability to borrow approximately $20 million by pledging qualifying loans and securities as collateral.

     The liquidity and capital resources of the Company and the two banks are monitored on a periodic basis by federal regulatory authorities. In addition, the Company and the banks perform liquidity analyses in the same manner as the federal regulatory agencies. As of March 31, 1997, the various liquidity ratios were considered adequate by regulatory definitions. In management's opinion, the Company and the banks maintained liquidity that was adequate to meet their respective needs.

     The Company continues to be well-capitalized by both industry and regulatory definitions. At March 31, 1997, the Company's capital ratios were as follows:

                                                       Minimum Regulatory
                                                        Requirement to be
                                                         Well-Capitalized
                                                         ----------------
Leverage Capital Ratio             7.28%                       5.00%

Risk Based Capital Ratios:
    Tier #1 Capital                9.76%                       6.00%

    Total Capital                 10.92%                      10.00%

     Management is not aware of any current recommendations of the regulatory authorities which, if they were implemented, would have a material effect on the Company's liquidity, capital resources or operations.

     The Company regularly evaluates business combination opportunities and conducts due diligence activities in connection with possible business combinations. As a result, business combinations are frequently discussed by management. In some cases, negotiations take place. Management anticipates that the Company will be involved in future business combinations involving cash, debt or equity securities within the next 12 months. Any future business combination or series of business combinations that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition.

                          ASSET/LIABILITY MANAGEMENT

     At March 31, 1997, the Company, utilizing a "static gap" view of interest sensitivity, was positioned in an asset-sensitive position (7.32%) at six months and a liability-sensitive position (7.16%) at one year. This "static gap" view of interest sensitivity at a point in time looks at the volumes of assets and liabilities that will mature or reprice within varying time periods. Such a view does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. It is also probable that actual repricing may happen at different times than estimated and at different rates than anticipated.

     Management also utilizes a forecasting model for the Bank which attempts to project the Bank's net interest margin in various rising, flat and falling interest rate scenarios. The model assumes that the Bank makes no material change in the composition, maturity or interest sensitivity of its earning assets and liabilities as a result of a change in interest rate cycles. The model projects that in the next 12 months, the Bank would earn approximately 3.74% less net interest income in a 200 basis point rising rate environment and approximately 4.00% more in a 200 basis point falling rate environment. However, management will act to change the Company's asset or liability composition and interest sensitivity in response to a definitive change in the direction of interest rates. Specifically, the Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets.

                        CHANGES IN FINANCIAL CONDITION

     Total assets increased $17,633,000 since December 31, 1996. Non-earning cash and due from banks increased $210,000 from year end 1996. This change is representative of normal daily fluctuations in cash and check clearings. Interest-earning deposits in the Bank and Thrift decreased $291,000 to a balance of $1,156,000 at March 31, 1997. This balance is primarily excess funds that are held at the Federal Home Loan Bank and accrue interest at a rate approximately equal to the Federal Funds rate. Federal Funds sold decreased $5,440,000 from year end 1996. The decrease in Federal Funds is primarily the result of an increase in securities purchased during first quarter 1997. Securities available for sale increased $11,390,000. The increase in securities in the first quarter of 1997 was to utilize excess liquidity and to provide additional collateral for growing public funds and customer cash management sweep accounts. Loans held for sale increased $5,167,000 from year end 1996 to March 31, 1997. These loans represent first mortgage loans which have been originated by Lending and have been sold to third party investors and are waiting on funding from the investor. This balance fluctuates based on time of month, new loan volumes and length of investor closing periods.

     Portfolio loans grew $6,371,000 from year end 1996. Construction loans decreased $2,876,000, other loans secured by real estate increased $6,807,000, commercial loans increased $1,371,000 and consumer loans increased $532,000. The primary reason for this continued growth in loans is due to the consolidation of regional and community banks in the Atlanta metropolitan area. These consolidations have made it possible for the Company to hire experienced loan officers with seasoned loan portfolios and attract new business from customers that prefer to do business with a community bank.

     Total deposits grew $18,311,000 from year end 1996. Non-interest bearing demand deposits were up $3,812,000. Interest-bearing demand deposits were up $4,782,000 primarily due to a seasonal increase in the balances of a local municipal depositor. Other time deposits and time deposits over $100,000 increased $13,751,000 as both the Bank and the Thrift aggressively marketed for deposits in several key submarkets in the Company's market area. Federal Home Loan Bank advances were unchanged. Retail repurchase agreements increased $500,000 which is a normal fluctuation for this type of account. Other borrowings decreased $1,371,000 due primarily to the Bank and Thrift increasing their deposit balances which allowed them to fund asset growth and to reduce borrowings.

                             NON-PERFORMING ASSETS

     Non-performing loans were $708,000 and other real estate owned was $391,000 at March 31, 1997. At year end 1996, non-performing loans were $1,224,000 and other real estate owned was $603,000.

                             RESULTS OF OPERATIONS

     Net income for first quarter 1997 was $1,151,000 as compared to $763,000 for first quarter of 1996. Included in the 1997 net income was a net operating loss carryforward of $346,000. In the first quarter of 1996, the Company recognized a $143,000 gain on the sale of securities held for sale. Excluding the above items, net income increased $136,000 in first quarter 1997 versus first quarter 1996. On a per share basis, net income was $.27 in 1997 versus $.18 in 1996. This $.09 increase represents an increase of 50 percent per share.

                              NET INTEREST INCOME

     Net interest income increased $212,000 in first quarter 1997 versus first quarter 1996. As the level of interest rates has remained fairly similar in both quarters, the primary reason for the increased income was an increase of $55,894,000 in average earning assets as compared to March 31, 1996. Specifically, net increases in volumes generated an increase of $529,000 while mix changes and deposit generation campaigns narrowed spreads and decreased net interest income by $317,000.

                            PROVISION FOR LOAN LOSS

     The provision for loan losses was $177,000 in first quarter 1997 versus $129,000 in first quarter 1996. The increase in the provision was due solely to growth in outstanding loans.

Non-performing loans decreased between the two periods. Net recoveries were similar in both periods.

                              NON-INTEREST INCOME

     Non-interest income increased $842,000 for first quarter 1997 versus the same period in 1996. The increase was due to increases in mortgage originations and sales of mortgages of $633,000, an increase in commercial finance maintenance fees of $165,000 and gains on sales of SBA loans of $136,000. In first quarter 1997, the Company executed several securities swaps resulting in a net loss of $25,000. The securities purchased were at significantly higher rates and will recapture the losses before the end of 1997. First quarter 1996 had securities gains of $143,000 which were recognized on the termination of an arbitrage discussed in detail in previous filings.

                             NON-INTEREST EXPENSE

     Non-interest expense increased $832,000 in first quarter 1997 over the same period in 1996. Salaries, commissions and employee benefits were up $638,000. Of this increase, $222,000 in commissions was due to the increase of $633,000 in mortgage origination income. Benefit expense was up $283,000 due to coverage of Lending's and Thrift's employees in the Company's 401(K) plan and an overall 8 percent increase in medical premiums. Occupancy and equipment expense was up $98,000 due to new branches and mortgage offices opened in 1996.

                                 INCOME TAXES

     Consolidated income taxes were down $214,000 in first quarter 1997 versus first quarter 1996. Taxes related to the increase in income were up $132,000. Tax credits due to the utilization of prior period NOL carryforwards was $346,000. Approximately $75,000 of NOL tax credits remain to be utilized in future periods. Management expects to utilize the credits in second quarter 1997.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          There have been no material legal proceedings commenced or terminated during the first quarter of fiscal 1997.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following are the Exhibits required by Item 601 of Regulation S-K:

              2. Agreement and Plan of Reorganization dated February 3, 1997 between First Alliance/Premier Bancshares, Inc. And The
                    Central and Southern Holding Company. (Incorporated by reference as Exhibit 2 from the Registrant's Form 10-K for the year ended December 31, 1996.)

              2.1   First Amendment and Plan of Reorganization dated March 26,
                    1997 between Premier Bancshares, Inc. And The Central and
                    Southern Holding Company. (incorporated by reference as
                    Exhibit 2.1 from the Registrant's Form 10-K for the year ended December 31, 1996.)

              3.1. Articles of Incorporation (incorporated by reference as Exhibit 3.1 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996.).

              3.2. Articles of Amendment dated February 4, 1997 (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-K for the year ended December 31, 1996.).

              3.3 Bylaws of Registrant, as amended (incorporated by reference as Exhibit 3.3 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996.).

              4.1 Form of Common Stock Certificate (incorporated by reference as Exhibit 4.1 from the Registrant's Form 10-K for the year ended December 31, 1996.).

              10.1 First Alliance Bancorp, Inc. 1995 Stock Option Plan, dated as of August 8, 1995, and amended as of March 12, 1996 and related form of Employee Incentive Stock Option Agreement
                    (incorporated by reference as Exhibit 10.1 to the Registrant's Form 10-KSB for the year ended December 31,
                    1995)./(1)/

              10.2  Guaranty, dated March 25, 1996, by First Alliance Bancorp,
                    Inc. Relating to a $2,000,000 loan made by The Bankers Bank to Interim Alliance Corporation d/b/a Alliance Finance
                    (incorporated by reference as Exhibit 10.2 to the Registrant's Form 10-KSB for the year ended December 31,
                    1996.).

              10.3  Employment Agreement dated July 1, 1995 by and between
                    Premier, First Alliance Bank and J. Edward Mulkey, Jr.
                    (incorporated by reference as Exhibit 10.3 to the Registrant's Form 10-KSB for the year ended December 31,
                    1995.)./(1)/

              10.4  Employment Agreement dated January 1, 1997, by and between
                    Premier Lending Corporation and George S. Phelps
                    (incorporated by reference as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1996.)./(1)/

              10.5  Employment Agreement dated January 1, 1997, by and between
                    Premier Lending Corporation and Michael W. Lane
                    (incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1996.)./(1)/

              10.6  Employment Agreement dated January 1, 1997, by and between
                    Premier Lending Corporation and Brian D. Schmitt
                    (incorporated by reference as Exhibit 10.6 from the Registrant's Form 10-K for the fiscal year ended December
                    31, 1996.)./(1)/

              10.7 Amendment to employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and
                    Darrell D. Pittard (incorporated by reference as Exhibit
                    10.7 from the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)./(1)/

              10.8  Form of Employment Agreement by and between Premier
                    Bancshares, Inc., Premier Lending Corporation and Darrell D.
                    Pittard (incorporated by reference as Exhibit 10.8 from the Registrant's Form 10-K for the fiscal year ended December
                    31, 1996.)./(1)/

              10.9  Amended and Restated Stock Purchase Agreement by and between
                    Premier Bancshares, Inc. (Formerly known as First
                    Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. Dated
                    December 19, 1996 (incorporated by reference as Exhibit 10.9 from the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1996.).

              10.10 First Amendment to the Amended and Restated Stock Purchase
                    Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc., dated December 19, 1996 (incorporated by reference as Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996.).

              10.11 Purchase and Assumption Agreement by and between Premier
                    Bank, FSB and First Alliance Bank dated December 19, 1996
                    (incorporated by reference as Exhibit 10.11 from the Registrant's Form 10-K for the fiscal year ended December
                    31, 1996.).

              10.12 First Amendment to Purchase and Assumption Agreement by and
                    between Premier Bank, FSB and First Alliance Bank dated
                    March 13, 1997 (incorporated by reference as Exhibit 10.12 from the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1996.).

              10.13 Second Amendment to Purchase and Assumption Agreement by and
                    between Premier Bank, FSB and First Alliance Bank dated
                    March 25, 1997 (incorporated by reference as Exhibit 10.13 from the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1996.).

              10.14 Premier Bancshares, Inc. 1997 Stock Option Plan
                    (incorporated by reference as Appendix D from the Registrant's Form S-4 filed on May 8, 1997.)./(1)/

              10.15 Form of Premier Bancshares, Inc. Directors' Stock Option
                    Plan (incorporated by reference as Appendix E from the Registrant's Form S-4 filed on May 8, 1997.)./(1)/

              11.1  Statement of Per Share Earnings.

                27  Financial Data Schedule (for SEC use only.).

     ____________

     /(1)/    Registrant's plans, management contract and compensatory
arrangements.

     (b)      Reports on Form 8-K

              On February 12, 1997, the Company filed a Form 8-K reporting that it had entered into that certain Agreement and Plan of Reorganization on February 3, 1997 with The Central and Southern Holding Company whereby The Central and Southern Holding Company will be merged with and into the Company.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PREMIER BANCSHARES, INC.


Date: May 12, 1997                  BY: /s/ Darrel D. Pittard
      ----------------------            ------------------------------------
                                          Darrell D. Pittard
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date: May 12, 1997                  BY: /s/ Frank H. Roach
      ----------------------            --------------------------------------
                                          Frank H. Roach
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer and Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                     Description of Exhibit
--------------------------------------------------------------------------------
     2      Agreement and Plan of Reorganization dated February 3, 1997 between
            First Alliance/Premier Bancshares, Inc. and The Central and Southern
            Holding Company. (incorporated by reference as Exhibit 2 from the
            Registrant's Form 10-K for the year ended December 31, 1996.).

     2.1    First Amendment to Agreement and Plan of Reorganization dated March
            26, 1997 between Premier Bancshares, Inc. and The Central and
            Southern Holding Company. (incorporated by reference as Exhibit 2.1 from the Registrant's Form 10-K for the year ended December 31, 1996.).

     3.1 Articles of Incorporation (incorporated by reference as Exhibit 3.1 from the Registrant's Form 10-QSB for the quarter ended September
            30, 1996.).

     3.2 Articles of Amendment dated February 4, 1997 (incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-K for the year ended December 31, 1996.).

     3.3 Bylaws of Registrant, as amended (incorporated by reference as Exhibit 3.3 from the Registrant's Form 10-K for the year ended
            December 31, 1996.).

     4.1    Form of Common Stock Certificate (incorporated by reference as
            Exhibit 4.1 from the Registrant's Form 10-K for the year ended
            December 31, 1996.).

     10.1   First Alliance Bancorp, Inc. 1995 Stock Option Plan, dated as of
            August 8, 1995, and amended as of March 12, 1996 and related form of Employee Incentive Stock Option Agreement (incorporated by reference as Exhibit 10.1 from the Registrant's Form 10-KSB for the year ended
            December 31, 1995.)/(1)/

     10.2   Guaranty, dated March 25, 1996, by First Alliance Bancorp, Inc.
            Relating to a $2,000,000 loan made by The Bankers Bank to Interim
            Alliance Corporation d/b/a Alliance Finance (incorporated by reference as Exhibit 10.2 from the Registrant's Form 10-KSB for the year ended December 31, 1996.).

     10.3   Employment Agreement dated July 1, 1995 by and between Premier,
            First Alliance Bank and J. Edward Mulkey, Jr. (incorporated by reference as Exhibit 10.3 from the Registrant's Form 10-KSB for the year ended December 31, 1995.)/(1)/

     10.4   Employment Agreement dated January 1, 1997 by and between Premier
            Lending Corporation and George S. Phelps (incorporated by reference as Exhibit 10.4 from the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)/(1)/

     10.5   Employment Agreement dated January 1, 1997, by and between Premier
            Lending Corporation and Michael W. Lane (incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)./(1)/

     10.6   Employment Agreement dated January 1, 1997, by and between Premier
            Lending Corporation and Brian D. Schmitt (incorporated by reference as Exhibit 10.6 from the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)./(1)/

     10.7 Amendment to employment Agreement dated January 1, 1997, by and between First Alliance/Premier Bancshares, Inc. and Darrell D.
            Pittard (incorporated by reference as Exhibit 10.7 from the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)./(1)/

     10.8   Form of Employment Agreement by and between Premier Bancshares,
            Inc., Premier Lending Corporation and Darrell D. Pittard
            (incorporated by reference as Exhibit 10.8 from the Registrant's
            Form 10-K for the fiscal year ended December 31, 1996.)./(1)/

     10.9   Amended and Restated Stock Purchase Agreement by and between Premier
            Bancshares, Inc. (Formerly known as First Alliance/Premier
            Bancshares, Inc.) and Net.B@nk, Inc. Dated December 19, 1996
            (incorporated by reference as Exhibit 10.9 from the Registrant's
            Form 10-K for the fiscal year ended December 31, 1996.).

     10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc., dated
            December 19, 1996 (incorporated by reference as Exhibit 10.10 to the
            Registrant's Form 10-K for the fiscal year ended December 31, 1996.).

     10.11 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996 (incorporated by reference as Exhibit 10.11 from the Registrant's Form 10-K for the fiscal year ended December 31, 1996.).

     10.12  First Amendment to Purchase and Assumption Agreement by and between
            Premier Bank, FSB and First Alliance Bank dated March 13, 1997
            (incorporated by reference as Exhibit 10.12 from the Registrant's
            Form 10-K for the fiscal year ended December 31, 1996.).

     10.13  Second Amendment to Purchase and Assumption Agreement by and between
            Premier Bank, FSB and First Alliance Bank dated March 25, 1997
            (incorporated by reference as Exhibit 10.13 from the Registrant's
            Form 10-K for the fiscal year ended December 31, 1996.).

     10.14 Premier Bancshares, Inc. 1997 Stock Option Plan (incorporated by reference as Appendix D from the Registrant's Form S-4 filed on May
            8, 1997.)./(1)/

     10.15  Form of Premier Bancshares, Inc. Directors' Stock Option Plan
            (incorporated by reference as Appendix E from the Registrant's Form
            S-4 filed on May 8, 1997.)./(1)/

     11.1   Statement of Per Share Earnings.

       27   Financial Data Schedule (for SEC use only.).
            ________

    /(1)/ Registrant's plans, management contract and compensatory arrangements.