Form 10-Q
period 1997-06-30
PREMIER BANCSHARES INC /GA
filed 1997-08-19
CIK 836616

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                                   (Mark One)

 [x]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter period ended June 30, 1997

     [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

 For the transition period from ____________________ to _______________________

                         Commission file Number 0-24528



                            PREMIER BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Georgia                                            58-1793778
(State of other jurisdiction of                         (I.R.S. Employer
incorporation organization)                            Identification No.)

                               2180 Atlanta Plaza
                           950 East Paces Ferry Road
                             Atlanta, Georgia 30326

                          (Address, including ZIP Code
                  of registrant's principal executive offices)


                                 (404) 814-3090

                          (Issuer's Telephone Number,
                              including area code)


              (Former Name, Former Address and Former Fiscal Year,
                          if changed from last report)


Check whether the issuer: (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                x Yes     ?  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    7,923,298 SHARES OF COMMON STOCK, $1.00 PAR VALUE AS OF AUGUST 14, 1997.

PREMIER BANCSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 1997




          Index                                                              Page No.
          -----                                                              --------

PART I.   Financial Information


Item 1.   Consolidated Financial Statements

          (a)  Consolidated Balance Sheets (unaudited) at June 30, 1997 and
               December 31, 1996                                                3

          (b)  Consolidated Statements of Income (unaudited for the three
               and six months ended June 30, 1997 and 1996                      4

          (c)  Consolidated Statements of Cash Flows (unaudited) for the six
               months ended June 30, 1997 and 1996                              6

          (d)  Notes to Consolidated Financial Statements (unaudited)           7

Item 2.   Management's Discussion and Analysis of Financial Condition and       8 - 15
          Results of Operations

PART II.  Other Information                                                     16

Item 1.   Legal Proceedings                                                     16

Item 2.   Changes in Securities                                                 16

Item 3.   Defaults Upon Senior Securities                                       16

Item 4.   Submission of Matters to a Vote of Securities Holders                 16

Item 5.   Other Information                                                     16

Item 6.   Exhibits and Reports on Form 8-K                                      16 - 18

(Signatures on Page 19)

                          PREMIER BANCSHARES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

================================================================================

                                                                                             1997               1996
                                                                                    -------------------------------------
                                                                                               (In thousands)
                                      Assets
                                      ------
Cash and due from banks                                                             $          21,806    $        19,541
Interest-bearing deposits in banks                                                              8,870              2,697
Federal funds sold                                                                             20,138             42,896
Securities available-for-sale                                                                  99,706             99,732
Loans held for sale                                                                            40,333             24,408

Loans                                                                                         378,342            313,289
Less allowance for loan losses                                                                  6,973              6,568
                                                                                    ------------------ ------------------
          Loans, net                                                                          371,369            306,721

Premises and equipment                                                                         12,986             12,565
Goodwill and other intangibles                                                                  2,699              2,827
Other assets                                                                                    9,517              8,557
                                                                                    ------------------ ------------------
          Total assets                                                              $         587,424    $       519,944
                                                                                    ================== ==================

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Deposits
    Noninterest-bearing demand                                                      $          58,586    $        48,272
    Interest-bearing                                                                          413,770            383,626
                                                                                    ------------------ ------------------
          Total deposits                                                                      472,356            431,898

Securities sold under repurchase agreements                                                    25,005             11,864
Federal Home Loan Bank advances                                                                14,625              4,625
Other borrowings                                                                               19,458             18,752
Other liabilities                                                                               5,625              6,611
                                                                                    ------------------ ------------------
          Total liabilities                                                                   537,069            472,750
                                                                                    ------------------ ------------------

Minority interest in subsidiary                                                                   -                   14
                                                                                    ------------------ ------------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1;20,000,000 shares authorized:
      7,917,298 and 8,026,765 issued                                                            7,917              8,027
    Capital surplus                                                                            23,886             26,046
    Retained earnings                                                                          18,348             15,131
    Unrealized gains on securities available-for-sale,
      net of tax                                                                                  203                108
                                                                                    ------------------ ------------------
                                                                                               50,355             48,313
    Treasury stock at cost (123,494 shares)                                                       -               (1,133)
                                                                                    ------------------ ------------------
          Total stockholders' equity                                                           50,355             47,180
                                                                                    ------------------ ------------------

          Total liabilities and stockholders' equity                                $         587,424    $       519,944
                                                                                    ================== ==================

See Notes to Consolidated Financial Statements.

                           PREMIER BANCSHARES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                  AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


=================================================================================================================================
                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                  ------------------------------      ---------------------------
                                                                       1997              1996              1997            1996
                                                                                 (In thousands except per share data)
Interest Income
    Loans                                                         $   10,062         $    7,823       $   18,735      $   15,627
    Taxable securities                                                 1,562              1,437            3,071           2,999
    Nontaxable securities                                                139                152              281             306
    Deposits in banks                                                     48                114               82             205
    Other short-term investments                                         280                445              876             787
                                                                  ----------         ----------       ----------      ----------
          Total interest income                                       12,091              9,971           23,045          19,904
                                                                  ----------         ----------       ----------      ----------
Interest expense
    Deposits                                                           5,136              4,275           10,092           8,367
    Federal Home Loan Bank advances                                      172                 79              260             243
    Other borrowings                                                     568                523            1,027           1,156
                                                                  ----------         ----------       ----------      ----------
          Total interest expense                                       5,876              4,877           11,379           9,766
                                                                  ----------         ----------       ----------      ----------

          Net interest income                                          6,215              5,094           11,666          10,138
Recovery of provisions for loan losses                                  (102)               (58)            (130)           (229)
                                                                  ----------         ----------       ----------      ----------
          Net interest income after recovery of  provisions
              for loan losses                                          6,317              5,152           11,796          10,367
                                                                  ----------         ----------       ----------      ----------

Other income
    Service charges on deposit accounts                                  463                438              898             840
    Security transactions, net                                            (6)                (8)             (41)            135
    Mortgage income                                                    2,857              2,040            5,376           3,926
    Gain on sale of subsidiary                                           757                  -              757               -
    Other operating income                                               746                586            1,530             983
                                                                  ----------         ----------       ----------      ----------
          Total other income                                           4,817              3,056            8,520           5,884
                                                                  ----------         ----------       ----------      ----------
Other expense
    Salaries and employee benefits                                $    4,785         $    3,981       $    9,024      $    7,537
    Occupancy and equipment expenses, net                                970                754            1,876           1,489
    Merger related expenses                                              348                 39              394             234
    Deposit insurance                                                     34                 41               46              64
    Goodwill amortization                                                 73                 76              122             117
    Other operating expenses                                           1,496              1,448            3,188           2,836
                                                                  ----------         ----------       ----------      ----------
                                                                       7,704              6,339           14,649          12,277
                                                                  ----------         ----------       ----------      ----------
          Income before income taxes and
              minority interest in net income
              of subsidiary                                            3,430              1,869            5,667           3,974
Income tax expense                                                     1,201                412            1,571           1,009
                                                                  ----------         ----------       ----------      ----------
          Net income before minority interest
              in net income of subsidiary                              2,229              1,457            4,096           2,965
Minority interest in net income of subsidiary                              5                  3                8               6
                                                                  ----------         ----------       ----------      ----------

          Net income                                              $    2,224         $    1,454       $    4,088      $    2,958
                                                                  ==========         ==========       ==========      ==========

Per share of common stock
          Net income                                              $      .27         $      .18       $      .51      $      .37
                                                                  ==========         ==========       ==========      ==========

          Dividends                                               $      .08         $      .02       $      .11      $      .16
                                                                  ==========         ==========       ==========      ==========

          Weighted average shares outstanding                     $8,095,829         $7,963,351       $8,062,259      $7,970,193
                                                                  ==========         ==========       ==========      ==========

See Notes to Consolidated Financial Statements.

                           PREMIER BANCSHARES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                        1997            1997
                                                     ----------      ----------
                                                           (In thousands)
OPERATING ACTIVITIES
  Net income before minority interest
    in income of subsidiary                          $    4,096      $    2,965
  Adjustments to reconcile net income to net
    cash (used in) operating activities:
      Depreciation                                          768             557
      Amortization of intangibles                           122             117
      Provision for loan losses                            (130)           (229)
      Net increases in loans held
        for sale                                        (15,925)         (4,667)
      Net realized (gains) losses on securities
        available-for-sale                                   41            (135)
      Gain on sale of subsidiary                           (757)             -
      Other operating activities                         (1,010)         (1,507)
                                                     ----------      ----------

        Net cash used in operating activities           (12,795)         (2,899)
                                                     ----------      ----------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale            (26,155)        (20,678)
  Proceeds from sales of securities
    available-for-sale                                   15,053          12,978
  Proceeds from maturities of securities
    available for sale                                   11,224           8,921
  Net decrease in Federal funds sold                     22,758           4,147
  Net (increase) decrease in interest-bearing
    deposits in banks                                    (6,173)          3,796
  Net increase in loans                                 (67,134)        (36,775)
  Purchase of premises and equipment                     (1,408)         (2,498)
  Net cash from sale of subsidiary                          472              -
                                                     ----------      ----------

        Net cash used in investing activities           (51,363)        (30,109)
                                                     ----------      ----------

FINANCING ACTIVITIES
  Net increase in deposits                               40,458          27,497
  Net increase in repurchase agreements                  13,141           1,306
  Net increase in other borrowings                        3,843           6,202
  Net (increase) decrease in Federal Home
    Loan Bank advances                                   10,000          (1,500)
  Dividends paid                                           (875)         (1,322)
  Dividends paid to minority shareholder                    (12)            (15)
  Proceeds from exercise of stock options                   215              -
  Purchase of treasury stock                               (348)           (558)
                                                     ----------      ----------

        Net cash provided by financing activities        66,423          31,610
                                                     ----------      ----------

                           PREMIER BANCSHARES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                  1997            1996
                                                --------        --------
                                                     (in thousands)

Net increase (decrease) in cash and due
  from banks                                    $ 2,265         $(1,398)

Cash and due from banks at beginning of year     19,541          18,110
                                                -------         -------

Cash and due from banks at end of year          $21,806         $16,712
                                                =======         =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
    Interest                                    $10,974         $10,006

    Income taxes                                $ 1,085         $ 1,054



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

The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.  BUSINESS COMBINATIONS

On June 23, 1997, Premier Bancshares, Inc. merged with Central and Southern Holding Company ("Central and Southern") of Milledgeville, Georgia. Each share of Central and Southern's common stock issued and outstanding was converted into and exchanged for the one share of Premier Bancshares, Inc.'s common stock. The merger was accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Premier and Central and Southern.

On August 31, 1996, First Alliance Bancorp, Inc. merged with Premier Bancshares, Inc. The merger was accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of First Alliance Bancorp, Inc. and Premier Bancshares, Inc.

Note 3.  COMMON STOCK SPLIT

On February 24, 1997, Premier Bancshares, Inc. declared a 1.8055 stock split for shares of record as of March 6, 1997. The number of shares to effect he stock split times the par value of $1 was transferred from capital surplus to common stock on March 20, 1997. All prior financial information has been restated to reflect the stock split.

Note 4.  CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
The effective date of this Statement is for financial statements issued for the periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background

Premier ("Company")was incorporated in 1988 under the laws of Georgia and is a bank holding company registered under the regulations of the Federal Reserve, and a registered thrift holding company under the regulations of the OTS. The Company has two bank subsidiaries, Premier Bank and Central and Southern Bank of Georgia. Premier Bank is a commercial bank which opened for business in 1984 known formerly as First Alliance Bank. Central and Southern Bank is a commercial bank which opened for business in 1874. The Company has two thrift subsidiaries, Central and Southern Bank of North Georgia and Premier Bank FSB. The Company has one nonbank subsidiary, Premier Lending. Premier Lending originates, processes, funds and sells residential mortgage loans, construction loans and commercial finance loans.

                                                June 30,                               December 31,
                                        -------------------------  ----------------------------------------------------
Periods ended:                             1997          1996         1995         1994          1993          1992
                                        -----------  ------------  -----------  -----------  ------------  ------------
                                                            (in thousands except per share data)
Interest income                           $23,045       $40,252       $33,575      $27,723       $31,234      $39,345
Interest expense                           11,379        20,238        16,662       13,028        15,204       21,694
Net interest Income                        11,666        20,014        16,913       14,695        16,030       17,651
Provision for possible loan losses           (130)         (418)         (700)         285         3,732       12,283
Other income                                8,520        13,118         9,087        4,622         6,502        7,227
Other expense                              14,649        26,346        20,378       16,159        11,622        8,242
Net earnings (loss)                         4,088         5,494         4,548        1,908           198       (2,829)

Per share data:
Net earnings (loss)                          0.51          0.68          0.57         0.25          0.03        (0.47)
Cash dividends declared                      0.11          0.24          0.09         0.07            N/A        0.04

Borrowings                                 59,088        35,242        34,462       21,144         4,399          300
Average total equity                       47,226        46,167        43,498       37,506        35,035       33,309
Average total assets                      543,548       471,340       409,992      374,707       394,999      435,715

Ratios:
Net earnings (loss) to average assets        1.52%         1.17%         1.11%        0.51%         0.05%       (0.65)%

Net earnings (loss) to average equity       17.44%        11.90%        10.46%        5.09%         0.57%       (8.49)%

Dividend payout ratio                       21.57%        35.29%        15.79%       28.00 %                      N/A

Average equity to average assets             8.70%         9.79%        10.61%       10.01%         8.87%        7.64%

                                                                     1996             1995         % Change
                                                                  ----------       ----------      --------
                                                                 (in thousands except per share data)
Statement of condition:
Assets                                                             $519,944         $445,374         16.74%
Loans held for sale                                                  24,408           25,912        (5.80)%
Loans, net of unearned interest                                     313,289          246,945         26.87%
Deposits                                                            431,898          358,927         20.33%
Stockholders' equity                                                 47,180           46,090          2.36%

Statement of earnings:
Net interest income                                                  20,014           16,913         18.34%
Provision for loan losses                                              (418)            (700)      (40.29)%
Other income                                                         13,118            9,087         44.36%
Other expense                                                        26,346           20,379         29.28%
 Net earnings                                                         5,494            4,548         20.80%

Per share data
Book value                                                             5.97             5.74          4.01%
Net earnings                                                           0.69             0.58         19.30%
Cash dividends declared                                                0.24             0.09        166.67%

Performance ratios
Return on average total assets                                         1.17%            1.11%
Return on average total equity                                        11.90%           10.46%


Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal Funds sold and overnight funds), monthly amortizing loans, repayment of single payment loans, periodic repayments of mortgage backed securities, and draws on lines of credit. In addition, at June 30, 1997, Premier Bank and Central and Southern Bank had $14 million in approved Federal Funds lines with correspondent banks which could provide funds on an immediate basis if the need arose. Also, Premier Bank has access to various Certificate of Deposit ("CD") networks which would allow it to raise deposits from credit unions and other small banks for varying time periods at rates comparable to the short-term U.S. Government Bond rate. These deposits are not brokered and no fee outside of the market rate is paid.

Premier Bank and the Central and Southern Banks are members of the Federal Home Loan Bank system. At June 30, 1997,the Company had the ability to borrow approximately $26 million by pledging qualifying loans and securities as collateral.

The liquidity and capital resources of the Company are monitored on a periodic basis by federal regulatory authorities. In addition, management performs liquidity analyses in the same manner as the federal regulatory agencies. As of June 30, 1997, the various liquidity ratios were considered adequate by regulatory definitions. In management's opinion, the Company maintained liquidity that was adequate to meet its respective needs.

Premier Bank and Central and Southern Banks continue to be well-capitalized by both industry and regulatory definitions. At June 30, 1997, The Company's consolidated capital ratios were as follows:

                                                     Minimum Regulatory
                                                     Requirement to be
                                 June 30, 1997        Well-Capitalized
                              --------------------  --------------------
   Leverage Capital Ratio            8.54%                  5.00%

Risk Based Capital Ratios:

    Tier #1 Capital                 11.33%                  6.00%

      Total Capital                 12.58%                 10.00%



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

Asset/Liability Management

At June 30, 1997, the Company, utilizing a ''static gap'' view of interest sensitivity, was positioned in an asset-sensitive position at three months, six months, and a slightly liability-sensitive position at one year. This ''static gap'' view of interest rate sensitivity at a point in time looks at the volume of assets and liabilities that will mature or reprice within varying time periods. Such a view does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. It is also probable that actual repricing may happen at different times than estimated and at different rates than anticipated.



Interest Rate Sensitivity

   Static GAP                     June 30, 1997
                                    3-MONTH       6-MONTH        1-YEAR
                                  ------------  ------------  ------------
                                 (in thousands)
Rate Sensitive Assets (RSA)         $299,003      $325,963      $361,416
Rate Sensitive Liabilities (RSL)     221,128       291,613       390,193

RSA minus RSL (Gap)                  $77,875       $34,350      $(28,777)
                                    ========      ========      ========
Cumulative Gap Ratio (RSA/RSL)          1.35          1.12          0.93
                                    ========      ========      ========

At December 31, 1996, the Company, utilizing a "static gap" view of interest sensitivity, was positioned in an asset-sensitive position at three months, six months, and a slightly liability-sensitive position at one year.



   Static GAP                   December 31, 1996
                                     3-MONTH         6-MONTH        1-YEAR
                                -----------------  ------------  ------------
                                 (in thousands)
Rate Sensitive Assets (RSA)         $260,523        $287,632      $324,100
Rate Sensitive Liabilities (RSL)     209,242         276,134       345,242

RSA minus RSL (Gap)                  $51,281         $11,498      $(21,142)
                                    ========        ========      ========
Cumulative Gap Ratio (RSA/RSL)          1.25            1.04          0.94
                                    ========        ========      ========



CHANGES IN FINANCIAL CONDITION


CASH AND SHORT-TERM ASSETS

Total assets increased by $67,500,000 at June 30, 1997 since December 31, 1996. Non-earning cash and due from banks increased $2,300,000 at June 30, 1997 from December 31, 1996. This change is representative of normal daily fluctuations in cash and check clearings. Interest-earning deposits in other banks increased $6,200,000 from December 31, 1996 to a balance of $8,870,000 at June 30, 1997.
This balance is primarily excess funds that are held at the Federal Home Loan Bank and accrue interest at a rate approximately equal to the Federal Funds rate. Federal Funds sold decreased $22,800,000 from December 31, 1996 to June 30, 1997. The decrease in Federal Funds is primarily the result of an increase in loans outstanding during the first six months of 1997 and the above noted increase in the Federal Home Loan Bank account balance.

Total assets as of December 31, 1996 increased $74,600,000 since December 31, 1995. The majority of the growth was in loans outstanding. Loan demand in the markets served by the Company was strong during 1996.

SECURITIES PORTFOLIO



                                   June 30              December 31,
                                    1997           1996          1995           1994
                                -----------    -----------    -----------    ----------
                                                        ( in thousands)
U.S. Treasury and U.S. Gov't
 agencies                         $42,491        $40,675        $46,373       $36,518
State and municipals                9,309         10,331         10,455        10,645
Mortgage-backed securities         44,776         46,302         51,595        54,212
Other                               3,129          2,424          1,888         1,580
                                  -------        -------       --------      --------
Total                             $99,706        $99,732       $110,311      $102,955
                                  =======        =======       ========      ========

All securities are held as available-for-sale and are reported at their fair values.

MATURITIES

The amounts of securities in each category as of December 31, 1996 are shown in the following table.


                                              Within One            Five Years              Ten Years            After Ten Years
                                          ------------------     ------------------      ------------------     ------------------
                                           Amount      Yield      Amount      Yield       Amount      Yield      Amount      Yield
                                          --------     -----     --------     -----      --------     -----     --------    ------
                                                                  (in thousands)
U.S. Treasury and U.S. Gov't agencies       $2,410     6.24%     $35,865      6.28%       $2,018       6.19%        $382     6.05%
State and municipal                          2,294    11.13%       4,011      9.16%        3,774       9.30%         252    11.50%
Mortgage-backed securities                   1,925     4.93%      13,837      6.87%        8,550       6.01%      21,990     6.14%
Other                                          381     7.86%         ---                     ---                   2,043     6.67%

Total                                       $7,010     7.57%     $53,713      6.65%      $14,342       6.90%     $24,667     6.24%


(1) Includes mortgage-backed securities based on their contractual maturity date.
(2) Yields on municipal securities have been computed on a tax equivalent basis.
(3) Yields were computed using coupon interest, adding discount accretion, or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

The Company's investment portfolio consists of U.S. Government and agency securities, municipal securities, various equity securities and Government agency sponsored mortgage-backed securities. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because these borrowers may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to accelerate. In a declining interest rate environment, the Company may not be able to reinvest the proceeds from these prepayments in assets which have comparable yields. However, because the majority of the mortgage-backed securities have adjustable rates, the negative effects of changes in interest rates on earnings and the carrying values of these securities are mitigated. At June 30, 1997, the Company had $10,730,000 in collateralized mortgage obligations ("CMOs") and $34,046,000 in mortgage-backed pass-through securities of which 49% have variable interest rates and the majority are issued by or backed by Federal agencies.

At December 31, 1996, the Company had $14,568,000 in collateralized mortgage obligations ("CMOs") and $36,225,000 in mortgage-backed pass-through securities.


CHANGES IN SECURITIES PORTFOLIO

Securities available-for-sale decreased $26,000 on June 30, 1997 from December 31, 1996.

Securities available-for-sale on December 31, 1996 decreased $10,579,000 from December 31, 1995. In the first quarter of 1996, Premier Bank sold approximately $10,000,000 in securities from the available-for-sale portfolio. These sales represented the termination of an arbitrage transaction made up of these assets and various floating rate deposits and borrowings. These securities were primarily floating rate collateralized mortgage obligations and mortgage-backed passthroughs. The proceeds from the sale of securities provided funding for the increase in loans.

LOAN PORTFOLIO

TYPES OF LOANS

Management realizes that the Company's loan portfolio is concentrated in loans secured by real estate. Real estate loans include real estate mortgages, real estate construction projects, and consumer home equity lines. The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan. The other concentration is in commercial, financial and agricultural loans which are made primarily to businesses in the Atlanta, Georgia metropolitan area. The following table presents this major category of net loans for each period, excluding the allowance for loan losses and mortgage loans held for sale.

                                              June 30                   December 31,
                                               1997       1996          1995         1994       1993        1992
                                             --------   ---------    ---------    ---------   --------    ---------
                                                                  (dollars in thousands)
Commercial, financial and
      agricultural                            65,151      50,859        47,360       32,378     40,407      38,881
Real estate-construction                     108,176      95,128        58,734       32,789     18,589      18,422
Real estate-mortgage                         180,054     137,417       109,567       87,806     82,981      95,176
Consumer installment                          24,961      29,885        31,284       37,808     66,195     104,203
                                             -------     -------       -------       ------     ------     -------
                                             378,342     313,289       246,945      190,781    208,172     256,682


MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

Of the loans maturing after one year, approximately $89,000,000 have fixed rates and approximately $93,000,000 have variable rates. The maturity of real estate construction and commercial, financial and agricultural loans outstanding at December 31, 1996 are as follows:

                                                          Real estate         Commercial, financial
                                                          construction          and agricultural
                                                          ------------        ---------------------
                                                                    (in thousands)
In one year or less                                         $91,441                  $30,196
After one year but within five years                          1,629                   19,381
After five years                                              2,058                    1,282
                                                            -------                  -------
    Total                                                   $95,128                  $50,859
                                                            =======                  =======

CHANGES IN LOAN PORTFOLIO

Loans held for sale increased $15,925,000 from December 31, 1996 to June 30, 1997. These loans represent first mortgage loans which have been originated by Premier Lending and have been sold to third party investors and are waiting for funding from the investor. This balance fluctuates based on time of month, new loan volume and length of investor closing periods. Other loans grew by $65,000,000 at June 30, 1997 from December 31, 1996. The primary reason for this continued growth in loans is due to the continued strong loan demand and consolidation of regional and community banks in the Atlanta metropolitan area. Loans grew by $66,300,000 at December 31, 1996 from December 31, 1995. In addition, at December 31, 1996, construction loans increased $36,394,000, real estate mortgage loans increased $27,850,000, commercial loans increased $3,499,000, and consumer loans decreased $1,399,000 from December 31, 1995. The primary reason for these increases was the addition of five experienced real estate and commercial loan officers. Loan officers at Premier Lending generate loans that are specifically underwritten by Premier Bank. In prior periods, the majority of these loans were sold to third party financial institutions.

DEPOSITS

Average deposits and the rates paid on those deposits classified as to noninterest-bearing demand, savings and interest-bearing demand, and time deposits, for the years indicated are presented below.

---------------------------------------------------------------------------------------------------------------
                                                                Years ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                    1996                  1995                 1994
                                                   Amount       Rate     Amount     Rate      Amount     Rate
                                                 -----------  -------  ----------  -------  ----------  -------
Noninterest-bearing demand
     deposits                                    $ 45,88?              $ 40,497              $ 39,65?
Savings and interest-bearing
     demand deposits                              107,634     3.17%      90,899     3.17%     100,697     2.91%

Time deposits                                     236,639     5.94%     197,134     5.83%     182,380     5.16%
                                                 --------     -----    --------     -----    --------     -----
             Total average deposits              $390,159     4.48%    $328,530     4.37%    $322,733     3.83%
                                                 ========     =====    ========     =====    ========     =====
---------------------------------------------------------------------------------------------------------------

The maturities of certificates of deposit of $100,000 or more as of December 31, 1996 are presented below:

                                                    (in thousands)
          3 months or less                              $21,090
          Over 3 through 6 months                        24,996
          Over 6 through 12 months                       15,101
          Over 12 months                                 13,117
                                                        -------
                                                        $74,304


CHANGES IN DEPOSITS

Total deposits grew by $40,400,000 at June 30, 1997 from December 31, 1996 as the Company continues to gain market share through its expansion program as well as its quality service program.

Total deposits grew $73,00,000 at December 31, 1996 from December 31, 1995. Premier Bank aggressively marketed for deposits in several key submarkets in the Company's market area and entered several new markets during the period.

OTHER BORROWINGS

Other borrowings grew $23,847,000 from December 31, 1996 to June 30, 1997. The increase was primarily due to the purchase of seasoned $15,000,000 floating rate mortgage loans and a temporary increase of $10,000,000 in mortgage loans held for sale at the end of the second quarter. This mortgage held for sale increase was due to increased production and timing of investor funding on several large sales. Management expects that these temporary increases in the held for sale balances will occur and funding sources are in place to manage.

                                                   1996           1995            1994
                                               ------------  ----------------  -------------

                                                             (in thousands)
Balance at December 31                             35,242        34,462          21,144
Weighted average interest rate at December 31        6.43%         7.88%           6.83%
Maximum month end balance during year              35,242        63,331          36,314
Average amount outstanding during the year         42,411        37,373          17,371
Weighted average interest rate during the year       6.50%         6.13%           5.49%

NON-PERFORMING LOANS

The following table presents nonperforming loans at June 30, 1997 and December 31, 1996, 1995, 1994, 1993 and 1992. Nonperforming loans consist solely of loans which are contractually past due 90 days or more as to interest or principal payments (past-due loans) and loans accounted for on a nonaccrual basis (nonaccrual loans).

COMBINED
                            Past-due               Nonaccrual
                             loans                    loans
                           ----------              -----------
                          (in thousands)
June 30, 1997                 $22?                   $  786
December 31, 1996              --                     1,425
December 31, 1995               13                    1,064
December 31, 1994              205                    1,664
December 31, 1993              206                    3,070
December 31, 1992              684                    5,771

Total interest income recognized on nonperforming loans for the year ended December 31, 1996 was $119,000. Additional interest income of $112,000 would have been recorded in 1996 if all nonperforming loans had performed in accordance with their original terms.

NONPERFORMING ASSETS

The following table analyzes nonperforming assets for June 30, 1997 and each of the past three years.

                                                             1997             1996            1995           1994
                                                         (in thousands)
Loans past due 90 days or more                                $227            $  ---             $13          $205

Non accrual loans                                              786             1,425           1,064         1,664
                                                            ------            ------          ------        ------
   Total nonperforming loans                                 1,013             1,425           1,077         1,869

Other real estate                                              682               949             907         1,608
                                                            ------            ------          ------        ------
   Total nonperforming assets                               $1,695            $2,374          $1,984        $3,477
                                                            ======            ======          ======        ======

Nonperforming loans/Total loans, net of unearned              0.27%             0.45%           0.44%         0.98%
Nonperforming assets/Total assets                             0.29%             0.46%           0.45%         0.98%

Loan loss allowance/Total loans, net of unearned              1.84%             2.10%           2.43%         2.94%
Loan loss allowance/Nonperforming loans                     688.35%           460.91%         556.36%       300.37%


Accrual of interest income is normally discontinued on loans when they become 90 days past due or, in the opinion of management, collection of interest becomes doubtful. When a loan is determined to be impaired, all interest previously accrued but not collected is reversed against current interest income. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent (i) material credits about which management is aware or (ii) any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss are charged off at the time such loans are identified.

Commitments and Lines of Credit

The Company enters into residential construction and commercial loan commitments in advance of closing to fund loans to its customers at locked-in interest rates in the normal course of business. These instruments, to the extent they are not covered by investor purchase commitments, involve credit and interest rate risk in excess of the amount recognized in the financial statements.

In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements.
These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded mortgage loan commitments, residential construction, and commercial loans commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                            December 31,
                                                                           (in thousands)
                                                                         1996          1995
                                                                      ----------    ----------
Unfunded mortgage loan commitments                                       20,000        31,968
Residential construction and commercial loan commitments                 27,277        18,526
Commitments to extend credit                                             71,518        33,682
Standby letters of credit                                                   860         1,260

Summary of Loan Loss Experience

The provision for possible loan losses is created by direct charges and credits to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to the allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan loss experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, and other relevant facts. The allowance for loan losses is reviewed regularly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan loss adequate to cover possible loan losses on the loans outstanding.

Premier is a bank holding company that is the result of the acquisition of six financial institutions acquired over the last five years. Each institution utilized various methodologies to determine loan loss allowance adequacy. The methodologies utilized by current management are, in the opinion of management, appropriate for the allowance adequacy determination at June 30, 1997. Considering the primary factor that the economy in general and the Atlanta metropolitan market in specific is performing in an outstanding manner, management realizes and provides for any deterioration of the economy in the future. At this time, management expects charge-offs in 1997 to be consistent with 1996.

The allowance for loan losses could be allocated in the following manner for June 30, 1997 and at December 31, for the following years:

                                                         1997       1996        1995       1994         1993          1992
                                                      ---------   ---------  ----------   ---------   ----------   ---------
                                                                           (in housands)
Allowance allocation by loan category

Commercial, financial and agriculture                   $1,132      $1,066     $1,149        $953       $1,215         $986
Consumer installment                                       666         627        759       1,113        1,991        2,642
Real estate                                              5,175       4,875      4,084       3,549        3,055        2,881
                                                        ------      ------     ------      ------       ------       ------
                                                        $6,973      $6,568     $5,992      $5,613       $6,262       $6,509

Percent of loans by category to total loans

Commercial, financial and agriculture                       17%         16%        19%         17%          19%          15%
Consumer installment                                         7%         10%        13%         20%          32%          41%
Real estate                                                 76%         74%        68%         63%          49%          44%
                                                        ------      ------     ------      ------       ------       ------
                                                           100%        100%       100%        100%         100%         100%


The following table summarizes average loan balances for June 30, 1997 and for five prior year ends, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the reserve which have been charged to operating expense, and the ratio of net charge-offs during the period to average loans.

                                                  June 30          Years ended December 31,
                                                   1997            1996          1995           1994         1993          1992
                                                                                (in thousands)
Amount of loans,excluding held for sale,
net of unearned income & allowance
for loan losses                                   $371,369       $306,721       $240,953       $185,167     $199,541     $249,600
                                                  ========      =========       ========       ========     ========     ========

Average loans, including held for sale,
 net of unearned income                           $371,168       $300,618       $242,985       $204,352     $231,781     $268,465
                                                  ========      =========       ========       ========     ========     ========

Allowance for loan losses at
  beginning of period                               $6,568       $  5,992         $5,614         $6,262       $6,509       $3,991

Loans charged off:
    Commercial, financial, and agricultural             10             68            316          1,030        1,574        1,893
    Real estate loans                                   13             49            412          1,139          819        4,203
    Consumer installment                               143            398            897          1,745        3,899        5,507
                                                  --------      ---------       --------       --------     --------     --------
       Total loans charged off                         166            515          1,625          3,914        6,292       11,603



Recoveries of loans previously charged off:
    Commercial, financial, and agricultural            343            195            456            573           21           44
    Real estate loans                                   52            200            175            242          143          111
    Consumer installment                               380          1,114          1,778          2,166        1,955        1,223
                                                  --------      ---------       --------       --------     --------     --------
       Total loans recovered                           775          1,509          2,409          2,981        2,313        1,378

    Net (recoveries) charge-offs                      (609)          (994)          (784)           933        3,979       10,225

Allowance acquired (disposed of) in
  business combinations                                (74)             -            294                                      460
Provision for loan losses                             (130)          (418)          (700)           285        3,732       12,283

Allowance for loan losses at end of period          $6,973        $ 6,568         $5,992         $5,615       $6,261       $6,509
                                                  ========      =========       ========       ========     ========     ========

Ratio of net charge-offs
(recoveries) to average net loans
 outstanding                                         0.164%       (0.331)%        (0.32)%          0.46%        1.72%        3.81%

PROVISION FOR LOAN LOSSES

Under normal circumstances, this expense is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. Expense recorded is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses.

The Company did not make a provision for loan losses during 1996. Instead, the Company made negative provisions which amounted to $418,000 for the year. The negative provisions were based on the net recovery stream of previously charged off loans which amounted to $994,000 for the year.

The Company did not make a provision for loan losses during 1995. Instead, the Company made negative provisions which amounted to $700,000 for the year. The negative provisions were based on the net recovery stream of previously charged off loans which amounted to $784,000 for the year.

Management's analysis of the allowance for loan losses, nonperforming assets, and net recoveries on a monthly basis concluded that the allowance was more than adequate given the risk resident within the loan portfolio. The allowance as a percent of total loans is 1.84%, nonperforming loans to total loans are .27%, and net recoveries as a percent of average loans (net of unearned interest) were
 .16% for the six months ended June 30, 1997.


RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 was $2,224,000 as compared to $1,454,000 for the three months ended June 30, 1996. On a per share basis, net income was $.27 in the three months ended June 30, 1997 versus $.18 in the three months ended June 30, 1996. This $.09 represents an increase of 50% in per share income.

Net income for the first six months of 1997 was $4,088,000 as compared to $2,959,000 for the first six months of 1996. Included in the first six months of 1997 net income was $402,000 of utilized net operating loss carryforwards. On a per share basis, net income was $.051 in the first six months of 1997 versus $.37 in the first six months of 1996. This $.14 increase represents an increase of 38% in per share earnings.

The Company reported record annual earnings of $5,494,000 for the year ended December 31, 1996. This amount was an increase of $946,000 or 21% from the previous year's net income. This figure included merger expenses, data processing conversion expenses, severance expenses, as well as the special SAIF fund recapitalization assessment.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth the amount of the Company's average balances, interest income (fully taxable equivalent), and interest expense for each category of interest-earning assets and interest-bearing liabilities, average interest rates for interest-earning assets and interest yields for interest-bearing liabilities, net interest spread, and net yield on average interest-earning assets.

Distribution of Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differentials


                                                  1996                          1995                              1994
                                      ----------------------------   ----------------------------   --------------------------------
                                                           Yield/                         Yield/                             Yield/
                                      Avg.Bal.     Int.     Rate     Avg.Bal.     Int.     Rate     Avg.Bal.       Int.       Rate
                                      --------   -------   ------    --------   -------   ------    --------     -------     ------
                                         (in thousands)
ASSETS

Loans, net of unearned interest       $300,618   $31,734    10.56%   $242,985   $25,077    10.32%   $204,352     $19,868       9.72%
Interest-bearing deposits other
 banks                                   9,113       427     4.69%      3,925       174     4.43%        523          18       3.44%
Investment securities:
      Taxable                           95,809     5,910     6.17%    100,589     6,266     6.23%    104,616       5,700       5.45%
      Non-taxable                        9,892       901     9.11%      9,894     1,017    10.28%     13,690       1,380      10.08%
Federal funds sold                      28,144     1,543     5.49%     23,731     1,388     5.85%     28,790       1,227       4.26%
                                      --------   -------   ------    --------   -------   ------    --------     -------     ------
Total interest earning assets         $443,576   $40,516     9.13%   $381,124   $33,922     8.90%   $351,971     $28,193       8.01%

Allowance for loan losses               (6,396)                        (5,982)                        (6,241)
Other assets                            34,160                         34,850                         28,977
                                      --------                       --------                       --------
Total assets                          $471,340                       $409,992                       $374,707

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Savings and interest-bearing
Demand deposits                       $107,634    $3,417     3.17%   $ 90,898    $2,880     3.17%   $100,697      $2,932       2.91%
Time deposits                          236,639    14,065     5.94%    197,134    11,492     5.83%    182,380       9,418       5.16%
Other borrowings                        30,448     2,756     9.05%     34,093     2,290     6.72%     12,075         678       5.61%
                                      --------   -------             --------   -------             --------     -------
Total interest-bearing liabilities    $374,721   $20,238     5.40%   $322,125   $16,662     5.17%   $295,152     $13,028       4.41%

Demand deposits                         45,886                         40,497                         39,656
Other liabilities                        4,566                          3,872                          2,393
                                      --------                       --------                       --------
Total liabilities                      425,173                        366,494                        337,201

Total stockholders' equity              46,167                         43,498                         37,506
                                      --------                       --------                       --------
Total liabilities and
 stockholders' equity                 $471,340                       $409,992                       $374,707

Net interest income                              $20,278                        $17,260                          $15,165

Net interest margin                                          4.57%                          4.53%                              4.31%
Net interest spread                                          3.73%                          3.73%                              3.60%

(1)  Average balances were determined using the daily average balances.
(2) Average taxable securities represent securities available-for-sale are based on their fair values.

Average loans include nonaccrual loans and are stated net of unearned income. Income on nonaccrual loans is recognized on the cash basis.
Nontaxable securites income is presented on a fully taxable equivalent basis.

Net interest income increased $1,121,000 in the second quarter of 1997 compared with the second quarter of 1996. The primary reason for the increased income was an increase of $79,396,000 in average earning assets as compared with June 30, 1996. The net interest margin increased to 4.83% from 4.70% in comparable periods.


Net interest income increased $1,528,000 in the first six months of 1997 compared with the first six months of 1996. The primary reason for the increased income was an increase of $77,449,000 in average earning assets as compared with June 30, 1996. The net interest margin increased to 4.67% from 4.50% for the comparable periods.

Net interest income increased by $3,018,000 during fiscal 1996. The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the earlier year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balances outstanding between years. Thus, changes that are not solely due to rate or volume have been consistently allocated between rate and volume.



                                        1996 versus 1995                          1995 versus 1994
                              -------------------------------------    --------------------------------------
                               Increase (decrease) due to change in:    Increase (decrease) due to change in:

                                 Volume          Yield/                   Volume          Yield/
                               Outstanding       Rate       Total        Outstanding      Rate         Total
                               -----------      -------   ---------     ------------      -----      --------
                                                         (dollars in thousands)
Interestr income on:
  Deposits with other banks         243            10        253             149              7        156
    Loans                         6,072           585      6,657           3,930          1,279      5,209

Investment securities:
    Taxable                        (295)          (61)      (356)           (226)           792        566
    Non-taxable                      --          (116)      (116)           (390)            26       (364)
  Federal funds sold                246           (90)       156            (241)           402        161
                                  -----           ---      -----           -----          -----      -----
       Total interest income      6,266           328      6,594           3,222          2,506      5,728
                                  -----           ---      -----           -----          -----      -----
Interest expense on:
 Saving and interest-bearing
      demand deposits               531             6        537            (299)           247        (52)
  Time deposits                   2,344           229      2,573             800          1,274      2,074
 Other borrowings                  (275)          741        466           1,455            157      1,612
                                  -----           ---      -----           -----          -----      -----
      Total interest expense      2,600           976      3,576           2,032          1,678      3,634

Net interest income               3,666          (648)     3,018           1,190            828      2,018
                                  =====           ====     =====           =====          =====      =====


NON-INTEREST INCOME

Non-interest income increased $1,761,000 for the three months ended June 30, 1997 as compared to the same period in 1996. The increase was due to an $817,000 increase in mortgage income and the sale of Alliance Finance, an 80% owned non bank subsidiary with assets of approximately $3,000,000,which resulted in a gain of $757,000.

Non-interest income increased $2,636,000 for the first six months of 1997 versus the same period in 1996. The increase was due to increases in mortgage originations and sales of mortgages of $1,450,000 and the sale of Alliance Finance.

Total non-interest income increased $4,031,000 in fiscal 1996 over fiscal 1995. This was primarily due to the increase in mortgage loan activity resulting in an increase in related income of $2,934,000

NON-INTEREST EXPENSE

Non-interest expense increased $1,365,000 in the three months ended June 30, 1997 over the same period in 1996. Salaries, commissions and employee benefits were up $804,000. The majority of this increase was due to commissions on the increased mortgage loan activity. Occupancy and equipment expense was up $216,000 due to expansion of banking facilities. Merger related expenses were up $310,000 in comparing the two quarters.

Non-interest expense increased $2,372,000 in the first six months of 1997 over the same period in 1996. Salaries, commissions and employee benefits were up $1,487,000 mainly due to the mortgage related activity..

Non-interest expense increased $5,968,000, or 29% in fiscal 1996 over fiscal 1995. The Company absorbed the cost of associated mergers and the opening of several new branches during this period.

Income Taxes

Consolidated income taxes increased $789,000 in the three months ended June 30, 1997 as compared to the same period of 1996. The effective tax rate for the Company has reached 35% as tax credits have been utilized as well as a declining tax free securities portfolio.

Consolidated income taxes were up $562,000 in the first six months of 1997 versus the first six months of 1996. The Company has utilized the majority of all tax credits and net operating loss carryforwards from prior periods.

Consolidated income taxes decreased in 1996 by $62,500 as compared to 1995. The Company was able to utilize NOL carryforwards of $237,000 in Premier Bank and Premier Lending which had been incurred and not utilized in 1994 and 1995.

Return on Equity and Assets

The following rate of return information for June 30, 1997 and the years indicated is presented below.

                                            Year Ended December 31,
                                ----------------------------------------------
                                   1997        1996        1995        1994
                                ----------  ----------  ----------  ----------
Return on assets(1)                 1.52%      1.17%      1.11%        0.51%
Return on equity(2)                17.44%     11.90%     10.46%        5.09%
Cash dividend payout ratio(3)      21.57%     35.29%     15.79%       28.00%
Equity to assets ratio(4)           8.70%      9.79%     10.61%       10.01%

________________
(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Cash dividends declared divided by net income.
(4) Average equity divided by average total assets.

  PART II
  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings commenced or terminated during the second quarter of fiscal 1997.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual meeting of the Company was held on June 16, 1997. At the annual meeting, all of the incumbent directors were reelected. Such directors are Darrell D. Pittard, J. Edward Mulkey, Jr., James E. Freeman, Billy H. Martin, James L. Coxwell, N. Michael Anderson, William M. Evans, Jr., and Robin R. Howell. Other matters presented to shareholders at the meeting including (i) the proposal to adopt the Agreement and Plan of Reorganization by and between the Company and the Central and Southern Holding Company; (ii) the proposal to adopt the Premier Bancshares, Inc. Directors' Stock Option Plan; and (iii) the proposal to adopt the Premier Bancshares, Inc. 1997 Stock Option Plan.

The proposal to approve the Agreement and Plan of Reorganization was approved with 3,001,758 shares or 70.64% voting for the proposal, 6,493 or voting against the proposal, 2,983 or .07% abstaining from the proposal. There were 49,112 or 1.16% broker non-votes in connection with this proposal.

With regard to the proposal to elect the incumbent directors, 3,050,338 or 71,78% voted for the proposal, 2,512 or .06% voted against this proposal and 7,496 or .18% abstained.

With regard to the proposal to approve the 1997 Stock Option Plan, 2,937,824 or 69.14% voted for the proposal, 65,829 or 1.55% voted against the proposal, and 7,580 or .17% abstained. There were 49,112 or 1.16% of broker non-votes in connection with this proposal.

With regard to the proposal to approve the Directors' Stock Option Plan, 2,945,105 or 69.31% voted for the proposal, 65,571 or 1.64% voted against the proposal, and 8,232 shares or .19% abstained. There were 37,438 or .88% broker non-votes in connection with this proposal.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following are the Exhibits required by Item 601 of Regulation S-K:


Exhibit
Number       Description of Exhibits
-----------  -----------------------
        2.1  Agreement and Plan of Reorganization dated June 24, 1997, between Premier and
             Citizens Gwinnett Bankshares, Inc.

        2.2  Amendment to Agreement and Plan of Reorganization dated July 24, 1997, between
             Premier and Citizens.

        3.1  Articles of Incorporation of the Registrant, as amended, through February 6, 1997.
             (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the
             fiscal year ended December 31, 1996).

        3.2  Articles of Amendment dated February 6, 1997 (Incorporated by reference as Exhibit
             3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)
        3.3  Bylaws of the Registrant (Incorporated by reference as Exhibit 3.2 from the
             Registrant's Form 10-QSB for the quarter ended September 30, 1996).

        4.1  Form of Stock Certificate (Incorporated by reference as Exhibit 4.1 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996).

       10.1  Individual Director's Defined Benefit Plan Agreements, dated January 1, 1994, between First Alliance Bank and each of its directors.  (Incorporated by  reference as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31,
             1996).

       10.2  Employment Agreement dated as of July 1, 1995 by and among Premier, First Alliance
             Bank and J.  Edward Mulkey, Jr.  (Incorporated by  reference as Exhibit 10.5 to the
             Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).1

       10.3  First Alliance Bank  1995 Stock Option Plan, dated as of August 8, 1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement.
             (Incorporated by  reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the
             fiscal year ended December 31, 1995).

       10.4  Guaranty, dated March 25, 1996 by Premier relating to a $2,000,000 loan made by The
             Bankers Bank to Interim Alliance Corporation (d/b/a Alliance Finance).
             (Incorporated by  reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the
             fiscal year ended December 31, 1995).

       10.5  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and George S. Phelps.  (Incorporated by  reference as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

       10.6  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and Michael W. Lane.  (Incorporated by  reference as Exhibit 10.5 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996).1

       10.7  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and Brian D. Schmitt.  (Incorporated by  reference as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).1


Exhibit
Number       Description of Exhibits
-----------  -----------------------
       10.8  Amendment to Employment Agreement dated as of January 1, 1997 by and between First
             Alliance/Premier Bancshares, Inc. and Darrell D. Pittard.  (Incorporated by
             reference as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended
             December 31, 1996)./1/

       10.9  Form of Employment Agreement by and among Premier Bancshares, Inc., Premier Lending
             Corporation  and Darrell D. Pittard.  (Incorporated by  reference as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

      10.10  Amended and Restated Stock Purchase Agreement by and between Premier Bancshares,
             Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc.
             dated December 19, 1996.  (Incorporated by reference as Exhibit 10.9 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

      10.11  First Amendment to the Amended and Restated Stock Purchase Agreement by and between
             Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996.  (Incorporated by reference as Exhibit 10.10 to the  Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

      10.12  Second Amendment to the Amended and Restated Stock Purchase Agreement by and between
             Premier Bancshares, Inc. and Net.B@nk, Inc. dated May 31, 1997.

      10.13  Purchase and Assumption Agreement by and between Premier Bank, FSB and First
             Alliance Bank dated December 19, 1996.  (Incorporated by reference as Exhibit 10.11 to the  Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

      10.14  First Amendment to Purchase and Assumption Agreement by and between Premier Bank,
             FSB and First Alliance Bank dated March 13, 1997.  (Incorporated by reference as
             Exhibit 10.12 to the  Registrant's Form 10-K for the fiscal year ended December 31,
             1996.)

      10.15  Second Amendment to Purchase and Assumption Agreement  by and between Premier Bank,
             FSB and First Alliance Bank dated March 25, 1997.  (Incorporated by reference as
             Exhibit 10.13 to the  Registrant's Form 10-K for the fiscal year ended December 31,
             1996.)

      10.16  Third Amendment to Purchase and Assumption Agreement by and between Premier Bank,
             FSB and First Alliance Bank dated May 31, 1997.

      10.17  Premier Bancshares, Inc. 1997 Stock Option Plan./1/  (Incorporated by reference from
             Appendix D to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4
             Registration Statement No. 333-24537.)

      10.18  Premier Bancshares, Inc. Directors' Stock Option Plan./1/  (Incorporated by
             reference from Appendix E to the Joint Proxy Statement/Prospectus contained in
             Premier's Form S-4 Registration Statement No. 333-24537.)

      10.19  Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and
             Central and Southern Holding Company  (included as Appendix A to  the Joint Proxy
             Statement/Prospectus contained in Premier's Form S-4 Registration Statement No.
             333-24537).


Exhibit
Number       Description of Exhibits
-----------  -----------------------
      10.20  Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between
             Premier and Central and Southern Holding Company (included as Appendix 'A' to the
             Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration
             Statement No.333-24537).

      10.21  Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by
             and between The Central and Southern Bank of North Georgia, FSB and The Central and
             Southern Bank of Georgia of Georgia dated August 11, 1997.
      10.22  Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and
             The Central and Southern Bank of North Georgia, FSB dated August 11, 1997.

       11.1  Statement of Per Share Earnings.

         27  Financial Data Schedule.


--------------
    1 Registrant's plans, management contracts and compensatory arrangements.

   (b)   Reports on Form 8-K

On June 26, 1997, the Company filed a Form 8-K reporting that it had closed its merger with The Central and Southern Holding Company.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER BANCSHARES, INC.



Date: August 18, 1997
By: /s/ Darrell D. Pittard
   ------------------------
Darrell D. Pittard
Chairman and Chief Executive Officer (Principal Executive Officer)


Date August 18, 1997
By: /s/ Michael E. Ricketson
   -------------------------
Michael E. Ricketson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

  EXHIBIT INDEX



Exhibit
Number       Description of Exhibits
-----------  -----------------------

        2.1  Agreement and Plan of Reorganization dated June 24, 1997, between Premier and
             Citizens Gwinnett Bankshares, Inc.

        2.2  Amendment to Agreement and Plan of Reorganization dated July 24, 1997, between
             Premier and Citizens Gwinnett Bankshares, Inc.

        3.1  Articles of Incorporation of the Registrant, as amended, through February 6, 1997.
             (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the
             fiscal year ended December 31, 1996).

        3.2  Articles of Amendment dated February 6, 1997 (Incorporated by reference as Exhibit
             3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

        3.3  Bylaws of the Registrant (Incorporated by reference as Exhibit 3.2 from the
             Registrant's Form 10-QSB for the quarter ended September 30, 1996).

        4.1  Form of Stock Certificate (Incorporated by reference as Exhibit 4.1 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996).

       10.1  Individual Director's Defined Benefit Plan Agreements, dated January 1, 1994, between First Alliance Bank and each of its directors.  (Incorporated by  reference as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31,
             1996).

       10.2  Employment Agreement dated as of July 1, 1995 by and among Premier, First Alliance
             Bank and J.  Edward Mulkey, Jr.  (Incorporated by  reference as Exhibit 10.5 to the
             Registrant's Form 10-KSB for the fiscal year ended December 31, 1995)./1/

       10.3  First Alliance Bank  1995 Stock Option Plan, dated as of August 8, 1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement.
             (Incorporated by  reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the
             fiscal year ended December 31, 1995).

       10.4  Guaranty, dated March 25, 1996 by Premier relating to a $2,000,000 loan made by The
             Bankers Bank to Interim Alliance Corporation (d/b/a Alliance Finance).
             (Incorporated by  reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the
             fiscal year ended December 31, 1995).

       10.5  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and George S. Phelps.  (Incorporated by  reference as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

       10.6  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and Michael W. Lane.  (Incorporated by  reference as Exhibit 10.5 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996)./1/

       10.7  Employment Agreement dated as of January 1, 1997 by and between Premier Lending
             Corporation and Brian D. Schmitt.  (Incorporated by  reference as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996)./1/


Exhibit
Number       Description of Exhibits
-----------  -----------------------

       10.8  Amendment to Employment Agreement dated as of January 1, 1997 by and between First
             Alliance/Premier Bancshares, Inc. and Darrell D. Pittard.  (Incorporated by
             reference as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended
             December 31, 1996)./1/

       10.9  Form of Employment Agreement by and among Premier Bancshares, Inc., Premier Lending
             Corporation  and Darrell D. Pittard.  (Incorporated by  reference as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

      10.10  Amended and Restated Stock Purchase Agreement by and between Premier Bancshares,
             Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc.
             dated December 19, 1996.  (Incorporated by reference as Exhibit 10.9 to the
             Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

      10.11  First Amendment to the Amended and Restated Stock Purchase Agreement by and between
             Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996.  (Incorporated by reference as Exhibit 10.10 to the  Registrant's Form 10-K for the fiscal year ended December 31, 1996.)

      10.12  Second Amendment to the Amended and Restated Stock Purchase Agreement by and between
             Premier Bancshares, Inc. and Net.B@ank, Inc. dated May 31, 1997.

      10.13  Purchase and Assumption Agreement by and between Premier Bank, FSB and First
             Alliance Bank dated December 19, 1996.  (Incorporated by reference as Exhibit 10.11 to the  Registrant's Form 10-K for the fiscal year ended December 31, 1996.)


      10.14  First Amendment to Purchase and Assumption Agreement by and between Premier Bank,
             FSB and First Alliance Bank dated March 13, 1997.  (Incorporated by reference as
             Exhibit 10.12 to the  Registrant's Form 10-K for the fiscal year ended December 31,
             1996.)

      10.15  Second Amendment to Purchase and Assumption Agreement  by and between Premier Bank,
             FSB and First Alliance Bank dated March 25, 1997.  (Incorporated by reference as
             Exhibit 10.13 to the  Registrant's Form 10-K for the fiscal year ended December 31,
             1996.)

      10.16  Third Amendment to Purchase and Assumption Agreement by and between Premier Bank,
             FSB and First Alliance Bank dated May 31, 1997.

      10.17  Premier Bancshares, Inc. 1997 Stock Option Plan.1  (Incorporated by reference from
             Appendix D to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4
             Registration Statement No. 333-24537.)

      10.18  Premier Bancshares, Inc. Directors' Stock Option Plan.1    (Incorporated by
             reference from Appendix E to the Joint Proxy Statement/Prospectus contained in
             Premier's Form S-4 Registration Statement No. 333-24537.)

      10.19  Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and
             Central and Southern Holding Company  (included as Appendix A to  the Joint Proxy
             Statement/Prospectus contained in Premier's Form S-4 Registration Statement No.
             333-24537).



Exhibit
Number       Description of Exhibits
-----------  -----------------------
      10.20  Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between
             Premier and Central and Southern Holding Company (included as Appendix 'A' to the
             Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration
             Statement No.333-24537).
      10.21  Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by
             and between The Central and Southern Bank of North Georgia, FSB and The Central and
             Southern Bank of Georgia dated August 11, 1997.

      10.22  Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and
             The Central and Southern Bank of North Georgia, FSB dated August 11, 1997.

       11.1  Statement of Per Share Earnings.

         27  Financial Data Schedule.

--------------
    1    Registrant's plans, management contract and compensatory arrangements