Form 10-Q/A
period 1997-06-30
PREMIER BANCSHARES INC /GA
filed 1997-11-07
CIK 836616

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A


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

                                x Yes        No

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

(Signatures on Page 19)

The Company has filed this Form 10-Q/A to revise certain financial information of the Company.

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
                                                                                    ================== ==================

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Deposits
    Noninterest-bearing demand                                                      $          58,586    $        48,272
    Interest-bearing                                                                          413,770            383,626
                                                                                    ------------------ ------------------
          Total deposits                                                                      472,356            431,898

Securities sold under repurchase agreements                                                    25,005             11,865
Federal Home Loan Bank advances                                                                14,625              4,625
Other borrowings                                                                               19,458             18,752
Other liabilities                                                                               5,625              5,610
                                                                                    ------------------ ------------------
          Total liabilities                                                                   537,069            472,750
                                                                                    ------------------ ------------------

Minority interest in subsidiary                                                                   -                   14
                                                                                    ------------------ ------------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1;20,000,000 shares authorized:
      7,917,298 and 8,026,765 issued                                                            7,917              8,027
    Capital surplus                                                                            23,886             25,046
    Retained earnings                                                                          18,349             15,131
    Unrealized gains on securities available-for-sale,
      net of tax                                                                                  203                109
                                                                                    ------------------ ------------------
                                                                                               50,355             48,313
    Treasury stock at cost (123,494 shares)                                                       -               (1,133)
                                                                                    ------------------ ------------------
          Total stockholders' equity                                                           50,355             47,180
                                                                                    ------------------ ------------------

          Total liabilities and stockholders' equity                                $         587,424    $       519,944
                                                                                    ================== ==================

See Notes to Consolidated Financial Statements.

                           PREMIER BANCSHARES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                  AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


=================================================================================================================================
                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                  ------------------------------      ---------------------------
                                                                       1997              1996              1997            1996
                                                                                 (In thousands except per share data)
Interest Income
    Loans                                                         $   10,062         $    7,823       $   18,735      $   15,627
    Taxable securities                                                 1,562              1,437            3,071           2,999
    Nontaxable securities                                                139                152              281             306
    Deposits in banks                                                     48                114               82             205
    Other short-term investments                                         280                445              876             767
                                                                  ----------         ----------       ----------      ----------
          Total interest income                                       12,091              9,971           23,045          19,904
                                                                  ----------         ----------       ----------      ----------
Interest expense
    Deposits                                                           5,136              4,275           10,092           8,367
    Federal Home Loan Bank advances                                      172                 79              260             243
    Other borrowings                                                     568                523            1,027           1,156
                                                                  ----------         ----------       ----------      ----------
          Total interest expense                                       5,876              4,877           11,379           9,766
                                                                  ----------         ----------       ----------      ----------

          Net interest income                                          6,215              5,094           11,666          10,138
Recovery of provisions for loan losses                                  (102)               (58)            (130)           (229)
                                                                  ----------         ----------       ----------      ----------
          Net interest income after recovery of  provisions
              for loan losses                                          6,317              5,152           11,796          10,367
                                                                  ----------         ----------       ----------      ----------

Other income
    Service charges on deposit accounts                                  463                438              898             840
    Security transactions, net                                            (6)                (8)             (41)            135
    Mortgage income                                                    2,857              2,040            5,376           3,926
    Gain on sale of subsidiary                                           757                  -              757               -
    Other operating income                                               746                586            1,530             983
                                                                  ----------         ----------       ----------      ----------
          Total other income                                           4,817              3,056            8,520           5,884
                                                                  ----------         ----------       ----------      ----------
Other expense
    Salaries and employee benefits                                $    4,785         $    3,981       $    9,024      $    7,537
    Occupancy and equipment expenses, net                                970                754            1,876           1,489
    Merger related expenses                                              346                 39              394             234
    Deposit insurance                                                     34                 41               46              64
    Goodwill amortization                                                 73                 76              122             117
    Other operating expenses                                           1,496              1,448            3,187           2,836
                                                                  ----------         ----------       ----------      ----------
                                                                       7,704              6,339           14,649          12,277
                                                                  ----------         ----------       ----------      ----------
          Income before income taxes and
              minority interest in net income
              of subsidiary                                            3,430              1,869            5,667           3,974
Income tax expense                                                     1,201                412            1,571           1,009
                                                                  ----------         ----------       ----------      ----------
          Net income before minority interest
              in net income of subsidiary                              2,229              1,457            4,096           2,965
Minority interest in net income of subsidiary                              5                  3                8               6
                                                                  ----------         ----------       ----------      ----------

          Net income                                              $    2,224         $    1,454       $    4,088      $    2,959
                                                                  ==========         ==========       ==========      ==========

Per share of common stock
          Net income                                              $      .27         $      .18       $      .51      $      .37
                                                                  ==========         ==========       ==========      ==========

          Dividends                                               $      .08         $      .02       $      .11      $      .16
                                                                  ==========         ==========       ==========      ==========

          Weighted average shares outstanding                     $8,095,829         $7,963,351       $8,062,259      $7,970,193
                                                                  ==========         ==========       ==========      ==========

See Notes to Consolidated Financial Statements.

                           PREMIER BANCSHARES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                        1997            1996
                                                     ----------      ----------
                                                           (In thousands)
OPERATING ACTIVITIES
  Net income before minority interest
    in income of subsidiary                          $    4,096      $    2,965
  Adjustments to reconcile net income to net
    cash (used in) operating activities:
      Depreciation                                          768             557
      Amortization of intangibles                           122             117
      Provision for loan losses                            (130)           (229)
      Net increases in loans held
        for sale                                        (15,925)         (4,667)
      Net realized (gains) losses on securities
        available-for-sale                                   41            (135)
      Gain on sale of subsidiary                           (757)             -
      Other operating activities                         (1,010)         (1,507)
                                                     ----------      ----------

        Net cash used in operating activities           (12,795)         (2,899)
                                                     ----------      ----------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale            (26,155)        (20,678)
  Proceeds from sales of securities
    available-for-sale                                   15,053          12,978
  Proceeds from maturities of securities
    available for sale                                   11,224           8,921
  Net decrease in Federal funds sold                     22,758           4,147
  Net (increase) decrease in interest-bearing
    deposits in banks                                    (6,173)          3,796
  Net increase in loans                                 (67,134)        (36,775)
  Purchase of premises and equipment                     (1,408)         (2,498)
  Net cash from sale of subsidiary                          472              -
                                                     ----------      ----------

        Net cash used in investing activities           (51,363)        (30,109)
                                                     ----------      ----------

FINANCING ACTIVITIES
  Net increase in deposits                               40,458          27,497
  Net increase in repurchase agreements                  13,141           1,306
  Net increase in other borrowings                        3,843           6,202
  Net (increase) decrease in Federal Home
    Loan Bank advances                                   10,000          (1,500)
  Dividends paid                                           (875)         (1,322)
  Dividends paid to minority shareholder                    (12)            (15)
  Proceeds from exercise of stock options                   216              -
  Purchase of treasury stock                               (348)           (558)
                                                     ----------      ----------

        Net cash provided by financing activities        66,423          31,610
                                                     ----------      ----------

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

                                                June 30,                               December 31,
                                        -------------------------  ----------------------------------------------------
Periods ended:                             1997          1996         1995         1994          1993          1992
                                        -----------  ------------  -----------  -----------  ------------  ------------
                                                            (in thousands except per share data)
Interest income                           $23,045       $40,252       $33,575      $27,723       $31,234      $39,345
Interest expense                           11,379        20,238        16,662       13,028        15,206       21,694
Net interest Income                        11,666        20,014        16,913       14,695        16,028       17,651
Provision for possible loan losses           (130)         (418)         (700)         285         3,732       12,283
Other income                                8,520        13,118         9,087        4,622         4,025        3,683
Other expense                              14,649        26,346        20,378       16,159        16,605       13,073
Net earnings (loss)                         4,088         5,494         4,548        1,908           198       (2,829)

Per share data:
Net earnings (loss)                          0.51          0.68          0.57         0.25          0.03        (0.47)
Cash dividends declared                      0.11          0.41          0.09         0.07            N/A        0.04

Borrowings                                 59,088        35,242        34,462       21,144         4,399          756
Average total equity                       47,266        46,167        43,498       37,506        35,035       33,309
Average total assets                      543,548       471,340       409,992      374,707       394,999      435,715

Ratios:
Net earnings (loss) to average assets        1.50%         1.17%         1.11%        0.51%         0.05%       (0.65)%

Net earnings (loss) to average equity       17.30%        11.90%        10.46%        5.09%         0.57%       (8.49)%

Dividend payout ratio                       21.57%        60.29%        15.79%       28.00 %                      N/A

Average equity to average assets             8.70%         9.79%        10.61%       10.01%         8.87%        7.64%

                                                                     1996             1995         % Change
                                                                  ----------       ----------      --------
                                                                 (in thousands except per share data)
Statement of condition:
Assets                                                             $519,944         $445,374         16.74%
Loans held for sale                                                  24,408           25,912        (5.80)%
Loans, net of unearned interest                                     313,289          246,945         26.87%
Deposits                                                            431,898          358,927         20.33%
Stockholders' equity                                                 47,180           46,090          2.36%

Statement of earnings:
Net interest income                                                  20,014           16,913         18.34%
Provision for loan losses                                              (418)            (700)      (40.29)%
Other income                                                         13,118            9,087         44.36%
Other expense                                                        26,346           20,378         29.29%
 Net earnings                                                         5,494            4,548         20.80%

Per share data
Book value                                                             5.97             5.79          3.11%
Net earnings                                                           0.68             0.57         19.30%
Cash dividends declared                                                0.41             0.09        355.56%

Performance ratios
Return on average total assets                                         1.17%            1.11%
Return on average total equity                                        11.90%           10.46%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal Funds sold and overnight funds), monthly amortizing loans, repayment of single payment loans, periodic repayments of mortgage backed securities, and draws on lines of credit. In addition, at June 30, 1997, Premier Bank and Central and Southern Bank had $18 million in approved Federal Funds lines with correspondent banks which could provide funds on an immediate basis if the need arose. Also, Premier Bank has access to various Certificate of Deposit ("CD") networks which would allow it to raise deposits from credit unions and other small banks for varying time periods at rates comparable to the short-term U.S. Government Bond rate. These deposits are not brokered and no fee outside of the market rate is paid.

Premier Bank and the Central and Southern Banks are members of the Federal Home Loan Bank system. At June 30, 1997,the Company had the ability to borrow approximately $39 million by pledging qualifying loans and securities as collateral.

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

Asset/Liability Management

At June 30, 1997, the Company, utilizing a "static gap" view of interest sensitivity, was positioned in an asset-sensitive position at three months, six months, and a slightly liability-sensitive position at one year. This "static gap" view of interest rate sensitivity at a point in time looks at the volume of assets and liabilities that will mature or reprice within varying time periods. Such a view does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. It is also probable that actual repricing may happen at different times than estimated and at different rates than anticipated.

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

SECURITIES PORTFOLIO

                                   June 30              December 31,
                                    1997           1996          1995           1994
                                -----------    -----------    -----------    ----------
                                                        ( in thousands)
U.S. Treasury and U.S. Gov't
 agencies                         $42,496        $40,675        $46,373       $37,436
State and municipals                9,309         10,331         10,455        10,540
Mortgage-backed securities         45,478         46,302         51,595        54,212
Other                               2,423          2,424          1,888         1,580
                                  -------        -------       --------      --------
Total                             $99,706        $99,732       $110,311      $103,768
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

At December 31, 1996, the Company had $14,569,000 in collateralized mortgage obligations ("CMOs") and $31,724,000 in mortgage-backed pass-through securities.


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

---------------------------------------------------------------------------------------------------------------
                                                                Years ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                    1996                  1995                 1994
                                                   Amount       Rate     Amount     Rate      Amount     Rate
                                                 -----------  -------  ----------  -------  ----------  -------
Noninterest-bearing demand
     deposits                                    $ 45,886              $ 40,497              $ 39,656
Savings and interest-bearing
     demand deposits                              107,634     3.17%      90,898     3.17%     100,697     2.91%

Time deposits                                     236,639     5.94%     197,134     5.83%     182,380     5.16%
                                                 --------     -----    --------     -----    --------     -----
             Total average deposits              $390,159     4.48%    $328,529     4.37%    $322,733     3.83%
                                                 ========     =====    ========     =====    ========     =====
---------------------------------------------------------------------------------------------------------------

The maturities of certificates of deposit of $100,000 or more as of December 31, 1996 are presented below:

                                                    (in thousands)
          3 months or less                              $21,090
          Over 3 through 6 months                        24,996
          Over 6 through 12 months                       15,101
          Over 12 months                                 13,117
                                                        -------
                                                        $74,304


CHANGES IN DEPOSITS

Total deposits grew by $40,458,000 at June 30, 1997 from December 31, 1996 as the Company continues to gain market share through its expansion program as well as its quality service program.

Total deposits grew $73,000,000 at December 31, 1996 from December 31, 1995. Premier Bank aggressively marketed for deposits in several key submarkets in the Company's market area and entered several new markets during the period.

OTHER BORROWINGS

Other borrowings grew $23,846,000 from December 31, 1996 to June 30, 1997. The increase was primarily due to the purchase of seasoned $14,000,000 floating rate mortgage loans and a temporary increase of $10,000,000 in mortgage loans held for sale at the end of the second quarter. This mortgage held for sale increase was due to increased production and timing of investor funding on several large sales. Management expects that these temporary increases in the held for sale balances will occur and funding sources are in place to manage.

                                                   1996           1995            1994
                                               ------------  ----------------  -------------
                                                             (in thousands)
Balance at December 31                             35,242        34,462          21,144
Weighted average interest rate at December 31        6.43%         7.88%           6.83%
Maximum month end balance during year              35,242        63,331          36,314
Average amount outstanding during the year         30,448        34,093          12,075
Weighted average interest rate during the year       9.05%         6.72%           5.61%

NON-PERFORMING LOANS

The following table presents nonperforming loans at June 30, 1997 and December 31, 1996, 1995, 1994, 1993 and 1992. Nonperforming loans consist solely of loans which are contractually past due 90 days or more as to interest or principal payments (past-due loans) and loans accounted for on a nonaccrual basis (nonaccrual loans).

COMBINED
                            Past-due               Nonaccrual
                             loans                    loans
                           ----------              -----------
                          (in thousands)
June 30, 1997                 $227                   $  786
December 31, 1996              --                     1,425
December 31, 1995               13                    1,064
December 31, 1994              205                    1,664
December 31, 1993              226                    3,070
December 31, 1992              684                    5,771

Total interest income recognized on nonperforming loans for the year ended December 31, 1996 was $118,000. Additional interest income of $112,000 would have been recorded in 1996 if all nonperforming loans had performed in accordance with their original terms.

NONPERFORMING ASSETS

The following table analyzes nonperforming assets for June 30, 1997 and each of the past three years.

                                                             1997             1996            1995           1994
                                                         (in thousands)
Loans past due 90 days or more                                $227            $  ---             $13          $205

Non accrual loans                                              786             1,425           1,064         1,664
                                                            ------            ------          ------        ------
   Total nonperforming loans                                 1,013             1,425           1,077         1,869

Other real estate                                              682               949             907         1,608
                                                            ------            ------          ------        ------
   Total nonperforming assets                               $1,695            $2,374          $1,984        $3,477
                                                            ======            ======          ======        ======

Nonperforming loans/Total loans, net of unearned              0.27%             0.45%           0.44%         0.98%
Nonperforming assets/Total assets                             0.29%             0.46%           0.45%         0.98%

Loan loss allowance/Total loans, net of unearned              1.84%             2.10%           2.43%         2.95%
Loan loss allowance/Nonperforming loans                     688.35%           460.91%         556.36%       300.42%


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

The allowance for loan losses could be allocated in the following manner for June 30, 1997 and at December 31, for the following years:

                                                         1997       1996        1995       1994         1993          1992
                                                      ---------   ---------  ----------   ---------   ----------   ---------
                                                                           (in housands)
Allowance allocation by loan category

Commercial, financial and agriculture                   $1,132      $1,066     $1,148        $945       $1,188         $940
Consumer installment                                       666         628        766       1,147        2,089        2,822
Real estate                                              5,175       4,874      4,078       3,522        2,985        2,747
                                                        ------      ------     ------      ------       ------       ------
                                                        $6,973      $6,568     $5,992      $5,614       $6,262       $6,509

Percent of loans by category to total loans

Commercial, financial and agriculture                       17%         16%        19%         17%          19%          15%
Consumer installment                                         7%         10%        13%         20%          32%          41%
Real estate                                                 76%         74%        68%         63%          49%          44%
                                                        ------      ------     ------      ------       ------       ------
                                                           100%        100%       100%        100%         100%         100%


The following table summarizes average loan balances for June 30, 1997 and for five prior year ends, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the reserve which have been charged to operating expense, and the ratio of net charge-offs during the period to average loans.

                                                  June 30          Years ended December 31,
                                                   1997            1996          1995           1994         1993          1992
                                                                                (in thousands)
Amount of loans,excluding held for sale,
net of unearned income & allowance
for loan losses                                   $371,369       $306,721       $240,953       $184,514     $201,909     $250,173
                                                  ========      =========       ========       ========     ========     ========

Average loans, including held for sale,
 net of unearned income                           $371,167       $300,618       $242,985       $204,352     $231,781     $268,465
                                                  ========      =========       ========       ========     ========     ========

Allowance for loan losses at
  beginning of period                               $6,568       $  5,992         $5,614         $6,262       $6,509       $3,991

Loans charged off:
    Commercial, financial, and agricultural             10             68            316          1,030        1,574        1,893
    Real estate loans                                   13             49            412          1,139          819        4,203
    Consumer installment                               143            398            897          1,745        3,899        5,507
                                                  --------      ---------       --------       --------     --------     --------
       Total loans charged off                         166            515          1,625          3,914        6,292       11,603

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural            343            195            456            573          215           44
    Real estate loans                                   52            200            175            242          143          111
    Consumer installment                               380          1,114          1,778          2,166        1,955        1,223
                                                  --------      ---------       --------       --------     --------     --------
       Total loans recovered                           775          1,509          2,409          2,981        2,313        1,378

    Net (recoveries) charge-offs                      (609)          (994)          (784)           933        3,979       10,225

Allowance acquired (disposed of) in
  business combinations                                (74)             -            294                                      460
Provision for loan losses                             (130)          (418)          (700)           285        3,732       12,283

Allowance for loan losses at end of period          $6,973        $ 6,568         $5,992         $5,614       $6,262       $6,509
                                                  ========      =========       ========       ========     ========     ========

Ratio of net charge-offs
(recoveries) to average net loans
 outstanding                                        (0.164)%       (0.331)%        (0.32)%          0.46%        1.72%        3.81%

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

Net income for the first six months of 1997 was $4,088,000 as compared to $2,959,000 for the first six months of 1996. Included in the first six months of 1997 net income was $402,000 of utilized net operating loss carryforwards. On a per share basis, net income was $0.51 in the first six months of 1997 versus $.37 in the first six months of 1996. This $.14 increase represents an increase of 38% in per share earnings.

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

Distribution of Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differentials


                                                  1996                          1995                              1994
                                      ----------------------------   ----------------------------   --------------------------------
                                                           Yield/                         Yield/                             Yield/
                                      Avg.Bal.     Int.     Rate     Avg.Bal.     Int.     Rate     Avg.Bal.       Int.       Rate
                                      --------   -------   ------    --------   -------   ------    --------     -------     ------
                                         (in thousands)
ASSETS

Loans, net of unearned interest       $300,618   $31,734    10.56%   $242,985   $25,077    10.32%   $204,352     $19,868       9.72%
Interest-bearing deposits other
 banks                                   9,113       427     4.69%      3,925       174     4.43%        523          18       3.44%
Investment securities:
      Taxable                           95,809     5,910     6.17%    100,589     6,266     6.23%    104,616       5,700       5.45%
      Non-taxable                        9,892       901     9.11%      9,894     1,017    10.28%     13,690       1,380      10.08%
Federal funds sold                      28,144     1,543     5.48%     23,731     1,388     5.85%     28,790       1,227       4.26%
                                      --------   -------             --------   -------             --------     -------
Total interest earning assets         $443,576   $40,515     9.13%   $381,124   $33,922     8.90%   $351,971     $28,193       8.01%

Allowance for loan losses               (6,396)                        (5,982)                        (6,241)
Other assets                            34,160                         34,850                         28,977
                                      --------                       --------                       --------
Total assets                          $471,340                       $409,992                       $374,707

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Savings and interest-bearing
Demand deposits                       $107,634    $3,417     3.17%   $ 90,898    $2,880     3.17%   $100,697      $2,932       2.91%
Time deposits                          236,639    14,065     5.94%    197,134    11,492     5.83%    182,380       9,418       5.16%
Other borrowings                        30,448     2,756     9.05%     34,093     2,290     6.72%     12,075         678       5.61%
                                      --------   -------             --------   -------             --------     -------
Total interest-bearing liabilities    $374,721   $20,238     5.40%   $322,125   $16,662     5.17%   $295,152     $13,028       4.41%

Demand deposits                         45,886                         40,497                         39,656
Other liabilities                        4,566                          3,872                          2,393
                                      --------                       --------                       --------
Total liabilities                      425,173                        366,494                        337,201

Total stockholders' equity              46,167                         43,498                         37,506
                                      --------                       --------                       --------
Total liabilities and
 stockholders' equity                 $471,340                       $409,992                       $374,707

Net interest income                              $20,277                        $17,260                          $15,165

Net interest margin                                          4.57%                          4.53%                              4.31%
Net interest spread                                          3.73%                          3.73%                              3.60%

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

Net interest income increased $1,528,000 in the first six months of 1997 compared with the first six months of 1996. The primary reason for the increased income was an increase of $76,583,000 in average earning assets as compared with June 30, 1996. The net interest margin increased to 4.71% from 4.42% for the comparable periods.

Net interest income increased by $3,017,000 during fiscal 1996. The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the earlier year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balances outstanding between years. Thus, changes that are not solely due to rate or volume have been consistently allocated between rate and volume.



                                        1996 versus 1995                          1995 versus 1994
                              -------------------------------------    --------------------------------------
                               Increase (decrease) due to change in:    Increase (decrease) due to change in:

                                 Volume          Yield/                   Volume          Yield/
                               Outstanding       Rate       Total        Outstanding      Rate         Total
                               -----------      -------   ---------     ------------      -----      --------
                                                         (dollars in thousands)
Interestr income on:
  Deposits with other banks         243            10        253             149              7        156
    Loans                         6,072           585      6,657           3,930          1,279      5,209

Investment securities:
    Taxable                        (295)          (61)      (356)           (226)           792        566
    Non-taxable                      --          (116)      (116)           (389)            26       (363)
  Federal funds sold                245           (90)       155            (241)           402        161
                                  -----           ---      -----           -----          -----      -----
       Total interest income      6,265           328      6,593           3,223          2,506      5,729
                                  -----           ---      -----           -----          -----      -----
Interest expense on:
 Saving and interest-bearing
      demand deposits               531             6        537            (299)           247        (52)
  Time deposits                   2,344           229      2,573             800          1,274      2,074
 Other borrowings                  (275)          741        466           1,455            157      1,612
                                  -----           ---      -----           -----          -----      -----
      Total interest expense      2,600           976      3,576           1,956          1,678      3,634

Net interest income               3,665          (648)     3,017           1,267            828      2,095
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

Non-interest expense increased $1,365,000 in the three months ended June 30, 1997 over the same period in 1996. Salaries, commissions and employee benefits were up $804,000. The majority of this increase was due to commissions on the increased mortgage loan activity. Occupancy and equipment expense was up $216,000 due to expansion of banking facilities. Merger related expenses were up $307,000 in comparing the two quarters.

Non-interest expense increased $2,372,000 in the first six months of 1997 over the same period in 1996. Salaries, commissions and employee benefits were up $1,487,000 mainly due to the mortgage related activity.

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

Return on Equity and Assets

The following rate of return information for June 30, 1997 and the years indicated is presented below.

                                            Year Ended December 31,
                                ----------------------------------------------
                                   1997        1996        1995        1994
                                ----------  ----------  ----------  ----------
Return on assets(1)                 1.50%      1.17%      1.11%        0.51%
Return on equity(2)                17.30%     11.90%     10.46%        5.09%
Cash dividend payout ratio(3)      21.57%     60.29%     15.79%       28.00%
Equity to assets ratio(4)           8.70%      9.79%     10.61%       10.01%

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

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER BANCSHARES, INC.



Date: November 5, 1997
By: /s/ Darrell D. Pittard
   ------------------------
Darrell D. Pittard
Chairman and Chief Executive Officer (Principal Executive Officer)


Date: November 5, 1997
By: /s/ Michael E. Ricketson
   -------------------------
Michael E. Ricketson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

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