Form 10-Q
period 1997-09-30
PREMIER BANCSHARES INC /GA
filed 1997-11-14
CIK 836616

2

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____ TO _____

             For the quarterly period ended September 30, 1997

                      Commission file number 0-24528

                         PREMIER BANCSHARES, INC.
          (Exact name of registrant as specified in its charter)

     Georgia                                        58-1793778
------------------------------                    ----------------
(State or other jurisdiction of                   (IRS employer
incorporation or organization)                    identification no.)


     2180 Atlanta Plaza
     950 East Paces Ferry Road
     Atlanta, Georgia                               30326
---------------------------------------           ---------
(address of principal executive offices)          (zip code)

     Registrants telephone number, including area code 404-814-3090
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X           No
                                      ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                      Outstanding at September 30, 1997
--------------------------         ---------------------------------
Common stock, $1 par value                 7,923,298


                    PREMIER BANCSHARES, INC AND SUBSIDIARIES

                                 FORM 10-Q

                             TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated condensed financial statements............3
Item 2.  Management's discussion and analysis of financial
         condition and results of operation.....................8

Part II. OTHER INFORMATION

Item 1.  Legal proceedings.....................................14
Item 2.  Changes in securities.................................14
Item 3.  Defaults upon senior securities.......................14
Item 4.  Submission of matters to a vote of security holders...14
Item 5.  Other information.....................................14
Item 6.  Exhibits and reports on Form 8-K......................14


              PREMIER BANCSHARES, INC AND SUBSIDIARIES
              ----------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS
                -------------------------------------

                            (unaudited)

Assets                                                September 30, 1997      December 31, 1996
                                                         (dollar amounts in thousands)

    Cash and due from banks........................           $23,097                $19,541
    Interest-bearing deposits with other banks.....             1,629                  2,697
    Federal funds sold.............................             6,499                 42,896
    Securities available for sale..................            91,579                 99,732
    Loans held for sale............................            51,043                 24,408

    Loans..........................................           394,704                313,289
    Less: Allowance for loan losses................            (7,393)                (6,568)
                                                              -------                -------
          Net loans................................           387,311                306,721

    Premises and equipment.........................            13,904                 12,565
    Other real estate owned........................               677                    950
    Goodwill and other intangibles.................             2,507                  2,827
    Other assets...................................             8,793                  7,607
                                                              -------                -------
             Total assets                                    $587,039               $519,944
                                                             ========               ========
Liabilities and Shareholders' Equity

Liabilities:

    Deposits:
         Noninterest-bearing.......................           $57,502                $48,272
         Interest-bearing..........................           428,104                383,626
                                                              -------                -------
            Total deposits.........................           485,606                431,898
    Securities sold under repurchase agreements....            13,503                 11,865
    Federal Home Loan Bank advances................             9,625                  4,625
    Other borrowings...............................            20,069                 18,752
    Other liabilities..............................             5,703                  5,610
                                                              -------                -------
             Total liabilities.....................           534,506                472,750

Minority interest in subsidiary                                   ---                     14
                                                              -------                -------
Shareholders' Equity:
    Common stock, $1 par value; authorized
     20,000,000 shares authorized; issued 7,936,298
     and 8,026,765 issued, respectively............             7,936                  8,027
    Capital surplus................................            23,974                 25,046
    Retained earnings..............................            20,207                 15,131
    Unrealized gains on securities available-for-
     sale, net of tax..............................               417                    109
                                                               ------                -------
                                                               52,534                 48,313
    Treasury stock, at cost (123,494 shares).......                --                 (1,133)
                                                              -------                -------
             Total shareholders' equity............            52,534                 47,180
                                                              -------                -------
             Total liabilities and shareholders' equity      $587,039               $519,944
                                                             ========                =======
             See notes to consolidated financial statements.


                  PREMIER BANCSHARES, INC AND SUBSIDIARIES
                  ----------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                ---------------------------------------------

                             (unaudited)

                                                            Three Months Ended September 30
                                                            (dollar amounts in thousands
                                                             except per share data)

                                                                  1997               1996
                                                                  ----               ----
Interest income
       Loans, including fees.........................           $10,978             $7,695
       Investment securities:
              Tax-exempt.............................               127                158
              Taxable................................             1,400              1,485
       Federal funds sold............................               159                270
       Other interest income.........................                43                134
                                                                  -----              -----
              Total interest income..................            12,707              9,742
                                                                  -----              -----
Interest Expense:
       Deposits......................................             5,516              4,406
       Other borrowings..............................               814                624
                                                                  -----              -----
              Total interest expense.................             6,330              5,030
                                                                  -----              -----
              Net interest income....................             6,377              4,712
Provision for loan losses............................               360               (138)
                                                                  -----              -----
Net interest income after provision for loan losses..             6,017              4,850
                                                                  -----              -----
Noninterest Income:
       Service charges on deposit accounts...........               935                749
       Securities transactions, net..................                12                 --
       Mortgage loan income..........................             4,114              2,324
       Gain on sale of subsidiary....................                --                 --
       Other noninterest income......................               453                136
                                                                  -----              -----
              Total noninterest income...............             5,514              3,209
                                                                  -----              -----
Noninterest Expense:
       Salaries and employee benefits................             4,646              3,835
       Net occupancy and equipment expense...........             1,006                871
       Merger related expenses.......................               261                216
       Other noninterest expense.....................             1,589              2,013
                                                                  -----              -----
              Total noninterest expense..............             7,502              6,935
                                                                  -----              -----
              Earnings before income taxes and
               minority interest in net income of
               subsidiary............................             4,029              1,124
Income taxes.........................................             1,458                255
                                                                  -----              -----
              Net income before minority interest in
               net income of subsidiary..............             2,571                869
Minority interest in net income of subsidiary........                --                  4
                                                                  -----              -----
              Net income.............................            $2,571               $865
                                                               ========           ========
Per Share Information:
   Net earnings......................................             $0.32              $0.11
   Weighted average shares outstanding...............         8,108,530          7,889,299

      See notes to consolidated financial statements.


                   PREMIER BANCSHARES, INC AND SUBSIDIARIES
                   ----------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 ---------------------------------------------

                            (unaudited)
                                                             Nine Months Ended September 30
                                                             (dollar amounts in thousands
                                                             except per share data)

                                                                  1997               1996
                                                                  ----               ----
Interest Income
        Loans, including fees.........................         $29,975            $23,322
        Investment securities:
               Tax-exempt.............................             407                465
               Taxable................................           4,472              4,482
        Federal funds sold............................           1,035              1,037
        Other interest income.........................             124                339
                                                                 -----              -----
               Total interest income..................          36,013             29,645
                                                                 -----              -----
Interest Expense:
        Deposits......................................          15,608             12,773
        Other borrowings..............................           2,100              2,024
                                                                 -----              -----
               Total interest expense.................          17,708             14,797
                                                                 -----              -----
               Net interest income....................          18,305             14,848
Provision for loan losses.............................             230               (366)
                                                                 -----              -----
        Net interest income after provision for loan
         losses.......................................          18,075             15,214
                                                                 -----              -----
Noninterest Income:
        Service charges on deposit accounts...........           2,728              2,214
        Securities transactions, net..................             (29)               135
        Mortgage loan income..........................           9,881              6,326
        Gain on sale of subsidiary....................             757                 --
        Other noninterest income......................             437                418
                                                                 -----              -----
               Total noninterest income...............          13,774              9,093
                                                                 -----              -----
Noninterest Expense:
        Salaries and employee benefits................          13,667             11,371
        Net occupancy and equipment expense...........           2,882              2,361
        Merger related expense........................             655                450
        Other noninterest expense.....................           4,949              5,029
                                                                 -----              -----
               Total noninterest expense..............          22,153             19,211
                                                                 -----              -----
               Earnings before income taxes and
                minority interest in net income of
                subsidiary............................           9,696              5,096
Income taxes..........................................           3,030              1,264
                                                                 -----              -----
               Net income before minority interest in
                net income of subsidiary..............           6,666              3,832
Minority interest in net income of subsidiary.........               8                  6
                                                                 -----              -----
               Net income.............................          $6,658             $3,826
                                                              ========           ========
Per Share Information:
   Net earnings.......................................           $0.82              $0.48
   Weighted average shares outstanding................       8,073,458          7,900,915

               See notes to consolidated financial statements.


               PREMIER BANCSHARES, INC AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              Nine Months Ended September 30, 1997 and 1996

                           (unaudited)

                                                              1997            1996
                                                              ----            ----
                                                                (in thousands)
OPERATING ACTIVITIES
 Net income before minority interest
  In income of subsidiary                                    $6,666          $3,832
 Adjustments to reconcile net income to net
  Cash provided by (used in) operating activities:
       Depreciation                                           1,166             880
       Amortization of intangibles                              114             250
       Provision for loan losses                                230            (366)
       Net (increases) decreases in loans held for sale     (26,635)          8,667
       Net realized (gains) losses on securities
        available-for-sale                                       29            (135)
       Gain on sale of subsidiary                              (757)              -
       Gain on sale of Bank charter                            (297)              -
       Other operating activities, net                          957          (2,176)
                                                             -------          -----
        Net cash provided by (used in) operating activities (18,527)         10,952

INVESTING ACTIVITIES
 Purchases of securities available-for-sale                 (25,951)        (25,038)
 Proceeds from sales of securities
  available-for-sale                                         17,851          12,978
 Proceeds from maturities of securities
  available-for-sale                                         16,220          17,416
 Net (increase) decrease in federal funds sold               36,397          (9,066)
 Net decrease in interest-bearing
  deposits in banks                                           1,068           1,133
 Net increase in loans                                      (83,435)        (48,724)
 Purchase of premises and equipment                          (2,725)         (4,148)
 Net cash from sale of subsidiary                               800               -
                                                             -------         ------
        Net cash used in investing activities               (39,775)        (55,449)

FINANCING ACTIVITIES
 Net increase in deposits                                    53,708          49,390
 Net increase in repurchase agreements                        1,639           8,229
 Net increase (decrease) in other borrowings                  4,454          (4,442)
 Net increase (decrease) in Federal Home
  Loan Bank advances                                          5,000          (6,500)
 Cash dividends paid                                         (2,907)         (1,706)
 Dividends paid to minority shareholder                         (12)            (15)
 Proceeds from exercise of stock options                        169               -
 Purchase of treasury stock                                    (193)           (573)
                                                             ------          ------
        Net cash provided by financing activities            61,858          44,383

Net increase (decrease) in cash and due
 from banks                                                   3,556            (114)
Cash and due from banks at beginning of period               19,541          18,110
                                                             ------          ------
Cash and due from banks at end of period                     23,097          17,996
                                                             ======          ======
SUPPLEMENTAL DISCLOSURES
 Cash paid for:
  Interest                                                  $16,988         $14,902
  Income taxes                                               $2,290          $1,907

See notes to consolidated financial statements.



Premier Bancshares, Inc and Subsidiaries
Notes to Consolidated Condensed Financial Statements

Note 1.   BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

On June 24, 1997, the Company executed a definitive agreement of reorganization and plan of merger with Citizens Gwinnett Bancshares, Inc., a Duluth, Georgia-based bank holding company. This transaction will be subject to regulatory and shareholder approval. Premier will be the surviving corporation. In the transaction each of Citizens Gwinnett Bancshares outstanding common shares will be converted into eight (8) shares of the Company's common stock.

Note 3.   COMMON STOCK SPLIT

On February 24, 1997, Premier Bancshares, Inc. declared a 1.8055 stock split for shares of record as of March 6, 1997. The number of shares to effect the stock split times the par value of $1 was transferred from capital surplus to common stock on March 20, 1997. All prior financial information has been restated to reflect the stock split.

Note 4.   PREFERRED SECURITIES

On November 10, 1997, the Securities and Exchange Commission declared the Company's Form S-3 Registration Statement effective and through Premier Capital Trust I, a Delaware statutory business trust and the Company's newly formed subsidiary, the Company issued $28,750,000 of cumulative trust preferred securities with a distribution rate of 9.00% and a liquidation amount of $25.00 per preferred security (the "Preferred Securities"). Concurrently with the issuance of the Preferred Securities on November 13, 1997, Premier Capital Trust I invested the proceeds thereof, together with the consideration paid by the Company of the Trust's common securities, in 9.00% Subordinated Debentures in the aggregate principal amount of $29,639,175. The Company owns all of the Common Securities of Premier Capital Trust I and as a result Premier Capital Trust I will be treated for financial reporting purposes as a subsidiary of the Company and the accounts of Premier Capital Trust I will be included in the consolidated financial statements of the Company for periods following November 13, 1997. The Preferred Securities will be presented as a separate line item in the consolidated balance sheet under the caption "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures." The sole assets of Premier Capital Trust I are the 9.00% Subordinated Debentures in the aggregate principal amount of $29,639,175 which mature on December 31, 2027. The Company has fully and unconditionally guaranteed Premier Capital Trust I's payment obligations with respect to the Preferred Securities.

Note 5.   CURRENT ACCOUNTING DEVELOPMENTS

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

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127 which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement is not expected to have a material effect on the Company's financial statments.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refer to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for financial statements beginning after December 15, 1997.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS

Financial Condition

At the end of the third quarter 1997, total assets had increased $67,096,000 from December 31, 1996. Total loans (excluding mortgage loans held for sale), increased $81,415,000 from December 31, 1996. Mortgage loans held for sale increased $26,635,000 for the same period. The loan increases are attributable to increased demand for loans in the markets the Company serves. Federal funds sold decreased $36,397,000. Securites available for sale decreased $8,153,000 due to maturities and calls. The proceeds from Federal funds sold and securities were used to fund the increase in loans.

Total liabilities increased $61,756,000 from year-end 1996.
Noninterest-bearing deposits were up $9,230,000 and interest-bearing deposits were up $44,478,000 due to the new markets being opened by the Company. The increase in borrowings were also used to fund the increase in loans.

The Company paid a $.09 dividend on its common stock on August 20, 1997. The financial strength of the Company continues to improve along with the ability to pay quarterly dividends.

Results of Operations

For the three-month period ended September 30, the Company recorded net income of $2,571,000 as compared to $865,000 for the same period in 1996. This net increase is due primarily to the following:

     Net interest income increased $1,665,000.
     Provision for loan losses increased $498,000.
     Total noninterest income increased $2,305,000.
     Total noninterest expense increased $567,000.
     Income taxes increased $1,204,000.

The reasons for these changes are discussed below.

For the nine-month period ended September 30, the Company recorded net income of $6,658,000 as compared to $3,826,000 for the same period in 1996. This net increase is due primarily to the following:

     Net interest income increased $3,457,000.
     Provision for loan losses increased $596,000.
     Total noninterest income increased $4,681,000.
     Total noninterest expense increased $2,942,000.
     Income taxes increased $1,766,000.

The reasons for these changes are discussed below.

Net Interest Income
-------------------
Net interest income increased substantially in comparing the three month periods. During the period average earning assets increased approximately $96 million and average interest-bearing liabilities increased approximately $89 million. Yields on earning assets increased by sixty-one (61) basis points and costs of interest-bearing liabilities increased by ten (10) basis points. The net interest margin increased from the comparable period to 4.68% from 4.23%.

Net interest income increased substantially in comparing the nine month periods. During the period average earning assets increased approximately $83 million and average interest-bearing liabilities increased approximately $83 million. Yields on earning assets increased by eighteen (18) basis points and costs of interest-bearing liabilities decreased by ten (7) basis points. The net interest margin increased from the comparable period to 4.75% from 4.59%.


Provision for Loan Losses
-------------------------
The Company recorded a provision of $360,000 for the third quarter 1997. The Company had net recoveries during the quarter of $63,000 from previous charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue due to the anticipated decline in charge offs and continued recoveries of previous charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream, as well as the overall level of the allowance for loan losses to loans outstanding.

The Company recorded a provision of $230,000 for the nine-month period ended September 30, 1997. Net recoveries for the period were $669,000. Increased provisions were due to the significant increase in loan volumes.


ASSET QUALITY (in thousands)              9/30/97  12/31/96  Change   Percent

Loans past due 90 days or more                $23        $0      23       N/A
Nonaccrual loans                            1,070     1,425    (355)   -24.9%
                                             ----      ----    ----
  Total nonperforming loans                 1,093     1,425    (332)   -23.3%

Other real estate owned                       683       949    (266)   -28.0%
                                             ----      ----    ----
  Total nonperforming assets               $1,776    $2,374    (598)   -25.2%
                                            =====     =====   =====
Nonperforming loans/Total loans             0.28%     0.45%
Nonperforming assets/Total assets           0.30%     0.46%

Nonperforming Assets
--------------------
The table above illustrates the changes in the level of nonperforming loans and assets from year end 1996. The level of nonperforming assets has decreased significantly from year end 1996. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------
The Company's main sources of noninterest income are gains on the sale of mortgage loans and service charges on deposit accounts. Noninterest income increased substantially in comparing the three month periods. Gains on the sale of mortgage loans increased $1,811,000 in comparison to the same period in 1996 due to increased volume of mortgage loan originations.

Noninterest income increased $4,681,000 in the nine month period compared to the same period in 1996. Again, gains on the sale of mortgage loans made up the majority of the increase, or $3,138,000.


Noninterest Expense
-------------------
Noninterest expense is up moderately for the three month period in comparison to the same period in 1996. Salaries and occupancy expense are up due to the Company's hiring of additional personnel required to open two new branches of a subsidiary bank during the third quarter 1997. Other noninterest expenses are down for the three month period due to a one time SAIF assessment during the third quarter of 1996.

Noninterest expense is up $2,942,000 for the nine month period in comparison to the same period in 1996. Salaries and employee benefits make up the majority of the increase due to significant growth of the Company.


Interest Rate Sensitivity Management
------------------------------------
Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest-rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experience shows these deposits to be more stable over the course of one year. This management-adjusted Gap indicates the Company to be somewhat asset sensitive in relation to changes in market interest rates.



GAP ANALYSIS (cumulative)
                                             Regulatory Defined
                                     3-month      6-month       1-year
                                          (dollars in thousands)

   Rate Sensitive Assets (RSA)       302,941      327,531      365,943
   Rate Sensitive Liabilities(RSL)   223,732      304,618      393,168
                                      ------       ------       ------
      RSA minus RSL (Gap)             79,209       22,913      (27,225)
                                     =======      =======      =======
      Gap Ratio (RSA/RSL)               1.35         1.08          .93

                                               Management Defined
                                     3-month      6-month       1-year
                                          (dollars in thousands)

   Rate Sensitive Assets (RSA)       310,259      341,157      384,280
   Rate Sensitive Liabilities (RSL)  162,028      255,255      356,145
                                      ------       ------       ------
      RSA minus RSL (Gap)            148,231       85,902       28,135
                                      ======      =======      =======
      Gap Ratio (RSA/RSL)               1.91         1.34         1.08




The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and a most likely interest rate scenario allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. Each month management updates all available data concerning cash flows of assets and liabilities, changes in market interest rates, and expectations as to new volumes of loans.

LIQUIDITY
---------
     Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds, and borrowed funds. The liquidity of the Company is considered adequate by regulatory standards.

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $10 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $17 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At September 30, 1997, the loan-to-deposit(excluding loans held for sale) ratio was 81%.

SHAREHOLDERS' EQUITY

     The  Company maintains a ratio of shareholders' equity to total
assets  that  is  adequate  relative  to  industry  standards.   The
Company's ratio of shareholders' equity to total assets was 8.95% at September 30, 1997, compared to 9.07% at December 31, 1996. The slight decrease can be attributed to the significant growth in assets of the Company.

     The Company and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: risk-based measure and leverage measure.

      The   risk-based  capital  standards  are  designed  to   make
regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to enhance the value of holding liquid assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Recently the Federal Reserve and the FDIC proposed that interest rate risk be considered in computing risk-based capital ratios.

     The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and noncumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

     The Federal Reserve and the FDIC also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1% to 2% higher than the minimum 3% level.

Capital Levels

                                 9/30/97

Tier 1 Capital Leverage Ratio     8.55%

Tier 1 Risk-based Capital Ratio  10.74%
Tier 2 Risk-based Capital Ratio   1.25%
                                -------
Total Risk-based Capital Ratio   11.99%
                                  =====



Part II.  Other Information

Item 1.  Legal Proceedings
         (Not Applicable)

Item 2.  Changes in Securities
         (Not Applicable)

Item 3.  Defaults Upon Senior Securities
         (Not Applicable)

Item 4.  Submissions of Matters to a Vote of Securities Holders
         (Not Applicable)

Item 5.  Other Information
         (Not Applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following are the Exhibits required by Item 601 and Regulation S-K:

Exhibit
Number   Description of Exhibits
------   -----------------------
3.1 Articles of Incorporation of the Registrant, as amended, through February 6, 1997. (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
3.2 Articles of Amendment dated February 6, 1997 (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
3.3 Bylaws of the Registrant (Incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).
4.1 Form of Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registant's Form 10-K for the fiscal year ended December 31,
         1996).
10.1 Individual Director's Defined Benefit Plan Agreements, dated January 1, 1994, between First Alliance Bank and each of its directors. (Incorporated by reference as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31, 1996).
10.2 Employment Agreement dated as of July 1, 1995 by and among Premier, First Alliance Bank and J. Edward Mulkey, Jr. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.3 First Alliance Bank 1995 Stock Option Plan, dated as of August 8, 1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.4 Guaranty, dated March 25, 1996 by Premier relating to a $2,000,000 loan made by The Bankers Bank to Interim Alliance Corporation (d/b/a Alliance Finance). (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31,
         1995).
10.5 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and George S. Phelps. (Incorporated by reference as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.6 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and Michael W. Lane. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.7 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and Brian D. Schmitt. (Incorporated by reference as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.8 Amendment to Employment Agreement dated as of January 1, 1997 by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard. (Incorporated by reference as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.9 Employment agreement by and among Premier Bancshares, Inc., Premier Lending Corporation and Darrell D. Pittard. (Incorporated by reference as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.10 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996. (Incorporated by reference as Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.11 First amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996. (Incorporated by reference as Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31,
         1996).
10.12 Second amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated May 31, 1997.
10.13 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996. (Incorporated by reference as Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.14 First amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997. (Incorporated by reference as Exhibit 10.12 to the Registrant's
         Form 10-K for the fiscal year ended December 31, 1996).
10.15 Second amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997. (Incorporated by reference as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.16 Third amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated May 31, 1997. (Incorporated by reference as Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.17 Premier Bancshares, Inc. 1997 Stock Option Plan. (Incorporated by reference from Appendix D to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.18 Premier Bancshares, Inc. Amended and Restated Directors' Stock Option Plan. (Incorporated by reference from Appendix E to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.19 Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and Central and Southern Holding Company (included as Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.20 Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between Premier and Central and Southern Holding Company (included as Appendix "A" to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.21 Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by and between The Central and Southern Bank of North Georgia, FSB and The Central and Southern Bank of Georgia dated August 11, 1997. (Incorporated by reference as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.22 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and The Central and Southern Bank of North Georgia, FSB dated August 11, 1997. (Incorporated by reference as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.23 Agreement and Plan of Reorganization by and among Premier Bancshares, Inc. and Citizens Gwinnett Bancshares, Inc. as amended (included as Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.24 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and Traditional Mortgage.

27       Financial Data Schedule




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PREMIER BANCSHARES, INC.
------------------------
Registrant



Date________________               Darrell D. Pittard
                                   ------------------
                                   Darrell D. Pittard
                                   Chief Executive Officer


Date________________               Michael E. Ricketson
                                   --------------------
                                   Michael E. Ricketson
                                   Chief Accounting Officer


                                EXHIBIT INDEX

Exhibit
Number   Description of Exhibits
------   -----------------------
3.1 Articles of Incorporation of the Registrant, as amended, through February 6, 1997. (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
3.2 Articles of Amendment dated February 6, 1997 (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
3.3 Bylaws of the Registrant (Incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).
4.1 Form of Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended December 31,
         1996).
10.1 Individual Director's Defined Benefit Plan Agreements, dated January 1, 1994, between First Alliance Bank and each of its directors. (Incorporated by reference as Exhibit 10.6 to the Registrant's Form 10-KSB for the year ended December 31, 1996).
10.2 Employment agreement dated as of July 1, 1995 by and among Premier, First Alliance Bank and J. Edward Mulkey, Jr. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.3 First Alliance Bank 1995 Stock Option Plan, dated as of August 8, 1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).
10.4 Guaranty, dated March 25, 1996 by Premier relating to a $2,000,000 loan made by The Bankers Bank to Interim Alliance Corporation (d/b/a Alliance Finance). (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-KSB for the fiscal year ended December 31,
         1995).
10.5 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and George S. Phelps. (Incorporated by reference as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.6 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and Michael W. Lane. (Incorporated by reference as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.7 Employment agreement dated as of January 1, 1997 by and between Premier Lending Corporation and Brian D. Schmitt. (Incorporated by reference as Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.8 Amendment to Employment Agreement dated as of January 1, 1997 by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard. (Incorporated by reference as Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.9 Employment agreement by and among Premier Bancshares, Inc., Premier Lending Corporation and Darrell D. Pittard. (Incorporated by reference as Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.10 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996. (Incorporated by reference as Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.11 First amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated December 19, 1996. (Incorporated by reference as Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31,
         1996).
10.12 Second amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated May 31, 1997.
10.13 Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated December 19, 1996. (Incorporated by reference as Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.14 First amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997. (Incorporated by reference as Exhibit 10.12 to the Registrant's
         Form 10-K for the fiscal year ended December 31, 1996).
10.15 Second amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997. (Incorporated by reference as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
10.16 Third amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated May 31, 1997. (Incorporated by reference as Exhibit 10.16 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.17 Premier Bancshares, Inc. 1997 Stock Option Plan. (Incorporated by reference from Appendix D to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.18 Premier Bancshares, Inc. Amended and Restated Directors' Stock Option Plan. (Incorporated by reference from Appendix E to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.19 Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and Central and Southern Holding Company (included as Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.20 Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between Premier and Central and Southern Holding Company (included as Appendix "A" to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.21 Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by and between The Central and Southern Bank of North Georgia, FSB and The Central and Southern Bank of Georgia dated August 11, 1997. (Incorporated by reference as Exhibit 10.21 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.22 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and The Central and Southern Bank of North Georgia, FSB dated August 11, 1997. (Incorporated by reference as Exhibit 10.22 to the Registrant's Form 10-Q for the quarter ended June 30, 1997).
10.23 Agreement and Plan of Reorganization by and among Premier Bancshares, Inc. and Citizens Gwinnett Bankshares, Inc. as amended (included as Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.24 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and Traditional Mortgage.

27       Financial Data Schedule.