Form 10-K
period 1997-12-31
PREMIER BANCSHARES INC /GA
filed 1998-03-17
CIK 836616

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     For the transition period from      to

                         COMMISSION FILE NUMBER 1-12625

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[     ]

The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 3, 1998, was $239,053,012 based on $25 11/16 per share, the closing price of the Common Stock as quoted on the American Stock Exchange.

The number of shares of the Registrant's Common Stock outstanding at March 3, 1998, was 15,238,439 shares. Portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II of this report. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1997 fiscal year end are incorporated by reference into Part III of this report. Such Proxy Statement is contained in the Registrant's Form S-4 Registration Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

                               TABLE OF CONTENTS

Item No.                        Caption                                                           Page No.
-------                         -------                                                           -------
No.
--
Part I

               1.     Business                                                                          1

               2.     Properties                                                                       13

               3.     Legal Proceedings                                                                13

               4.     Submission of Matters to a Vote of Security Holders                              13

Part II

               5.     Market for Registrant's Common Equity and Related Stockholder Matters            14

               6.     Selected Financial Data                                                          15

               7.     Management's Discussion and Analysis
                      Of Financial Condition and Results of Operations                                 16

               7A.    Quantitative and Qualitative Disclosures
                      About Market Risk                                                                32

               8.     Financial Statements and Supplementary Data                                      33

               9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosures                                                            67

Part III

              10.    Directors and Executive Officers of the Registrant                                67

              11.    Executive Compensation                                                            67

              12.    Security Ownership of Certain Beneficial Owners and Management                    67

              13.    Certain Relationships and Related Transactions                                    67

Part IV

              14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 68

PART I


ITEM 1.  BUSINESS

GENERAL

         Premier Bancshares, Inc. (the "Company") is a bank and thrift holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. The Company has five subsidiaries: Premier Bank ("Premier Bank"), Premier Lending Corporation ("Premier Lending"), The Central and Southern Bank of Georgia ("Central and Southern Bank"), The Central and Southern Bank of North Georgia F.S.B. ("North Georgia") and Citizens Bank of Gwinnett ("Citizens Bank") that offer a broad range of banking and bank-related services. The Company was incorporated in 1988 under the laws of the State of Georgia.

         The Company is a locally-focused, community-oriented financial services holding company which offers various traditional banking services. Among these services are commercial finance (including asset-based loans), Small Business Administration ("SBA") lending, residential construction lending, residential mortgage loan origination and commercial real estate mortgage loan origination. The Company's knowledge of both its product lines and local markets allows it to compete effectively with larger institutions by offering a wide range of products while maintaining strong community relationships and name recognition within its markets. In addition, management believes that there continue to be increased opportunities in the retail and small commercial loan product market as larger competitors focus on the higher dollar and volume loan product markets.

         Through its four wholly-owned financial institution subsidiaries, Premier Bank, The Central and Southern Bank, North Georgia, and Citizens Bank (collectively, the "Banking Subsidiaries"), the Company operates 20 banking offices located in the Atlanta metropolitan area and in northern and central Georgia. In these markets, the Banking Subsidiaries provide a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts.

         In addition, through its wholly-owned mortgage banking subsidiary, Premier Lending, the Company operates eight mortgage loan production offices in the Atlanta metropolitan area and one in each of Jacksonville, Florida, Charleston, South Carolina, and Mobile, Alabama. Premier Lending is a retail originator of residential mortgage loans which are sold to correspondent mortgage investors and is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans and an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator.

         Acquisitions of unaffiliated financial institutions during the past two years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; and on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company. As a result of these three transactions, the Company added seven banking offices and approximately $490 million in assets and approximately $385 million in deposits to its existing franchise. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

         On October 17, 1997, the Company acquired Traditional Mortgage Corporation ("Traditional"), a Georgia corporation specializing in mortgage banking, and merged Traditional with and into Premier Lending, adding five loan production offices to Premier Lending's existing franchise. With the consummation of the

Traditional acquisition, the Company is one of the largest volume residential mortgage lenders based in the State of Georgia, averaging approximately $55 million in loan closings per month for the year ended December 31, 1997.

         The Company's principal executive offices are located at 2180 Atlanta Plaza, 950 East Paces Ferry Road, Atlanta, Georgia 30326, and its telephone number at that address is (404) 814-3090.

RECENT DEVELOPMENTS

         Reorganization. The Company is in the process of reorganizing certain of its Banking Subsidiaries, the result of which will be the current main office of North Georgia located in Greensboro, Georgia becoming a branch of Central and Southern Bank. Central and Southern Bank and North Georgia have entered into a Purchase and Assumption Agreement dated August 11, 1997, whereby Central and Southern Bank will purchase and assume all of the assets and liabilities, respectively, of the Greensboro branch of North Georgia. Immediately following consummation of the purchase and assumption transaction, North Georgia will merge with and into Premier Bank pursuant to an Agreement and Plan of Merger by and between the Company, Premier Bank and North Georgia dated August 11, 1997. Premier Bank will be the resulting institution following the merger.
Immediately following consummation of the merger, North Georgia's federal stock association charter shall be deemed to be canceled and will be surrendered to the OTS. In addition to the above-referenced reorganization, the Company also plans to merge Citizens Bank with and into Premier Bank. Premier Bank will be the resulting institution following the merger. Management anticipates that all of the above-referenced transactions will be consummated during the first quarter of 1998.

         Premier Capital Trust I. In order to increase its Tier 1 capital and thereby increase its lending capabilities, the Company sold $29,639,175 in subordinated debentures to Premier Capital Trust I in connection with a public offering by Premier Capital Trust I of its preferred securities. Premier Capital Trust I is a recently formed Delaware statutory business trust. Premier Capital Trust I issued $28,750,000 in preferred securities in an underwritten public offering on November 10, 1997 (the "Offering"). The Company acquired all of the common securities of Premier Capital Trust I which represents an aggregate liquidation amount equal to 3% of the total capital of Premier Capital Trust I. Premier Capital Trust I invested the gross proceeds of the Offering (including the proceeds from the sale of the common securities to the Company) in $29,639,175 of 9.00% subordinated debentures issued by the Company. The Company added the proceeds from the sale of the subordinated debentures to its general funds to be used for general corporate purposes, including the repayment of certain short-term borrowings. For financial reporting purposes, Premier Capital Trust I is treated as a subsidiary of the Company and, accordingly, the accounts of Premier Capital Trust I are included in the consolidated financial statements of the Company.

         Acquisition of Lanier Bank & Trust Company. On December 16, 1997, Premier entered into an Agreement and Plan of Reorganization with Lanier Bank & Trust Company ("Lanier") a Georgia bank located in Cumming, Georgia. Pursuant to the agreement, as amended, Lanier will merge with and into Premier Bank and each issued and outstanding share of Lanier common stock will be converted into
1.98 shares of the Company's common stock. The consummation of the merger with Lanier is subject to approval by the Lanier shareholders, regulatory approval and other customary closing conditions. The merger with Lanier is expected to close in the second quarter of 1998, and is expected to be accounted for as a pooling of interests.

         Acquisition of The Bank Holding Company. On December 3, 1997, Premier entered into an Agreement and Plan of Reorganization with The Bank Holding Company ("BHC"), a Georgia bank holding company located in Griffin, Georgia. In connection with the agreement, as amended, each issued and outstanding share of BHC common stock will be exchanged for the right to receive 3.90 shares of the Company's common stock, and each outstanding share of BHC preferred stock will be exchanged for the right to receive one share of the Company's preferred stock. Following consummation of this transaction, the two banking subsidiaries of BHC, First Community Bank of Henry County and The Bank of Spalding County, will become subsidiaries of the Company. However, as soon as practicable following the merger with BHC (which is expected to close in May, 1998), the Company intends to merge First Community Bank of Henry County and The Bank of Spalding County with and into Premier Bank. The acquisition is expected to be accounted for as a pooling of interests. The consummation of the merger with BHC is subject to approval by the BHC shareholders, approval by the Company's shareholders of an increase in the Company's authorized shares of common stock, regulatory approval and other customary closing conditions.

         Acquisition of Button Gwinnett Financial Corporation. On February 5, 1998, Premier entered into an Agreement and Plan of Reorganization with Button Gwinnett Financial Corporation ("Button Gwinnett"), a Georgia bank holding company located in Lawrenceville, Georgia. In connection with the agreement, each issued and outstanding share of Button Gwinnett common stock will be exchanged for the right to receive 3.885 shares of the Company's common stock. Following consummation of this merger (which is expected to occur in May, 1998), the sole subsidiary of Button Gwinnett, The Bank of Gwinnett County will become a subsidiary of the Company. As soon as practicable following the merger with Button Gwinnett, the Company intends to merge The Bank of Gwinnett County with and into Premier Bank. The acquisition is expected to be accounted for as a pooling of interests.

         Stock Split. On January 7, 1998, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, effective January 23, 1998.

PREMIER BANK, CENTRAL AND SOUTHERN BANK, NORTH GEORGIA AND CITIZENS BANK

         Premier Bank, Central and Southern Bank and Citizens Bank are all organized under the laws of the State of Georgia and operate full-service commercial banking businesses based in Cobb, DeKalb, Fulton and Gwinnett Counties, for Premier Bank, Baldwin County for Central and Southern Bank, and Gwinnett and Hall Counties for Citizens Bank. North Georgia is organized under the laws of the United States and operates a full service savings association business based in Greene, Barrow and Hall Counties. All of the Banking Subsidiaries provide customary banking services such as checking and savings accounts, various types of time deposits, money transfers, safe deposit facilities, credit and debit cards, and individual retirement accounts. Premier Bank, Central and Southern Bank and Citizens Bank also finance short- and medium-term commercial transactions, make secured and unsecured loans, perform commercial cash management services and provide other ancillary financial services to their customers. In addition, Premier Bank, Central and Southern Bank and Citizens Bank provide a traditional first mortgage product to their customers providing financing for single-family homes on a permanent basis. North Georgia makes both secured and unsecured loans to individuals, firms and corporations. Secured loans by North Georgia include first and second priority real estate mortgage loans. North Georgia also makes direct installment loans to consumers on both a secured and unsecured basis.

PREMIER LENDING CORPORATION

         Premier Lending, a corporation organized and existing under the laws of the State of Georgia, is primarily a mortgage banker and acts as an intermediary between purchasers of residential real estate or homeowners refinancing their residences and correspondent or institutional investors seeking to purchase mortgage loan investments. Premier Lending is a retail originator of residential mortgage loans, which loans are then sold to correspondent mortgage investors.

         Premier Lending is an approved FNMA and FHLMC seller-servicer of mortgage loans. Premier Lending is also an approved HUD and VA mortgage originator. The approval process under these federal programs requires, among other matters, evidence of industry experience, character references and credit reports of principals, financial statements, corporate net worth or bonding capacity, and a business plan.

COMPETITION

         Premier Bank, Central and Southern Bank, North Georgia and Citizens Bank experience competition in attracting and retaining business and personal checking and savings accounts and in making residential real estate, commercial real estate and consumer loans in their respective primary service areas. The principal factors in competing for such accounts are interest rates, the range of financial services offered, convenience of office and branch locations and flexible office hours. Direct competition for such accounts comes from other savings institutions, commercial banks, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other savings institutions, commercial banks, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) and may offer their customers certain services which the Company's Banking Subsidiaries may not presently provide.

         The mortgage banking business is highly competitive and fragmented. Premier Lending competes with other mortgage bankers, state and national banks, thrift institutions and insurance companies for loan originations. Many of its competitors have substantially greater resources than Premier Lending.

EMPLOYEES

         As of December 31, 1997, the Company's subsidiaries had an aggregate of 492 full-time equivalent employees. The Company has no salaried employees.

Supervision and Regulation

         General The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act"), respectively. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act. The Company is also a thrift holding company registered with the Office of Thrift Supervision (the "OTS") under the Federal Home Owners' Loan Act and the Georgia BHC Act. As a thrift holding company, the Company is subject to the regulation, supervision, examination and reporting requirements of the OTS and the Georgia Department.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require thrift holding companies and other companies to obtain the prior approval of the OTS before acquiring direct or indirect ownership or control of a savings association.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside of Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act which became effective on July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

         The BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Each bank and savings association subsidiary of the Company is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the maximum extent provided by law. Each bank and thrift subsidiary of the Company is also subject to numerous state and federal statutes and regulations that affect their business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

         The wholly-owned banking subsidiaries of the Company are Premier Bank, Citizens Bank and Central and Southern Bank. The wholly-owned savings association subsidiary of the Company is North Georgia. Premier Bank, Central and Southern Bank, and Citizens Bank are subject to regulation, supervision, and examination by the FDIC and the Georgia Department. North Georgia is subject to regulation, supervision, and examination by the OTS and the FDIC. The FDIC and the Georgia Department regularly examine the operations of Premier Bank, Citizens Bank, and Central and Southern Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. North Georgia is similarly examined by the FDIC and the OTS, and is subject to the prior approval requirements of the FDIC and the OTS with respect to mergers, consolidations, the establishment of branches, and similar corporate actions.

         Payment of Dividends

         The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, Central & Southern Bank, including cash flow to pay dividends to its shareholders, are dividends from Premier Bank, Premier Lending, North Georgia and Citizens Bank. There are statutory and regulatory limitations on the payment of dividends by these subsidiary depository institutions to the Company, as well as by the Company to its shareholders.

         If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         At December 31, 1997, under dividend restrictions imposed under federal and state laws, Premier Bank, Central and Southern Bank, North Georgia, Citizens Bank and Premier Lending, a wholly-owned mortgage banking subsidiary of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $5.7 million. During 1997, the Company declared cash dividends to shareholders of approximately 23.1% of net earnings.

         The payment of dividends by the Company and its subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy

         The Company and its subsidiary depository institutions are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company, and the appropriate federal banking regulator in the case of each of the Company's subsidiary depository institutions. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16.29% and 14.07%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 11.37%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

         Each of the Company's subsidiary depository institutions is subject to risk-based and leverage capital requirements adopted by their respective federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Each of the subsidiary depository institutions of the Company was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither the Company nor any of the Company's subsidiary depository institutions has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank or thrift to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See ``--Prompt Corrective Action.''

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The OTS has already included an interest-rate risk component in its risk-based capital guidelines for savings associations that it regulates.

         Support of Subsidiary Institutions

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."
"Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the subsidiaries of the Company would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking or thrift affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

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

         Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution will meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

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

(ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer, without regulatory approval.

         At December 31, 1997, all of the subsidiary depository institutions of the Company had the requisite capital levels to qualify as "well capitalized."

         FDIC Insurance Assessments

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

         Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

         Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

         A variation of this proposal designated the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by DIFA, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule which effected, as of October 1, 1996 (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion financing corporation ("FICO") bonds issued in the late 1980's as part of the government rescue of the thrift industry are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Safety and Soundness Standards

         The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "--Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

         Community Reinvestment Act

         The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will
receive.   Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

         CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required by the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record.

         Certain Applicable Thrift Regulations

         North Georgia, as a federal savings association, is subject to extensive regulation by the OTS. The lending activities and other investments of federal savings associations must comply with various regulatory requirements.

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

         In September, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act of 1996") was signed into law and contained provisions which significantly affected the QTL Test. The Economic Growth Act of 1996 liberalized the QTL Test for savings associations by permitting them to satisfy a similar, but different, 60% asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL Test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. On November 27, 1996, the OTS issued an Interim Final Rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL Test. At December 31, 1997, approximately 90.5% of North Georgia's assets were invested in Qualified Thrift Investments as currently defined.

         Liquidity Requirements. Savings associations, including North Georgia, are required to maintain average daily balances of liquid assets sufficient to meet the institution's foreseeable cash needs. Specifically, North Georgia must maintain liquid assets (consisting of cash, certain time deposits, bankers acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specific U.S. government, state or federal agency obligations) of not less than 5% of the total amount of the institution's net withdrawable savings deposits plus short-term borrowings, and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount. The liquidity ratio of North Georgia at December 31, 1997, was 11.05%.

EXECUTIVE OFFICERS OF THE COMPANY

         Executive officers are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company, and their ages, positions with the Company and terms of office, as of January 1, 1998, are as follows:

                                      YEAR
                                      FIRST
NAME                        Age      Elected                    Position With the Company
------------------------------------------------------------------------------------------------------------
Jo S. Hill                   49       1997        Executive Vice President and Chief Administrative Officer
Michael W. Lane              47       1996        Executive Vice President
Robert C. Oliver             49       1997        President and Chief Operating Officer
George S. Phelps             45       1996        Executive Vice President
Darrell D. Pittard           49       1993        Chairman and Chief Executive Officer
Michael E. Ricketson         48       1996        Executive Vice President and Chief Financial Officer

Jo S. Hill has served as Executive Vice President and Chief Administrative Officer of the Company since October 1997. From 1993 to 1997, she owned an Atlanta based human resources consulting business and served as an outside director of Premier Lending and Premier Bank. Ms. Hill served as Senior Vice President of Prime Bank from April 1991 to February 1994, and Vice President of Prime Bank from September 1989 to April 1991. Prior to 1991, she was employed with Bank South as a Vice President.

Michael W. Lane has served as Executive Vice President of the Company since June 1996. From 1993 to February 1994, Mr. Lane served as Manager, Vice President--- Financing Health Care Claims for Millennium Healthcare Funding, Inc. From 1992 to March 1993, he was employed by Prime Bank, FSB as Manager, Vice President, Commercial Banking Group---Commercial Lending, Asset-Based Lending and Private Banking. Mr. Lane was employed from May 1983 to March 1992 by First American Bank in various positions, his last being Manager, Group Vice President of Asset-Based Lending.

Robert C. Oliver has served a President and Chief Operating Officer of the Company since June 1997. Mr. Oliver was President and Chief Executive Officer of Central and Southern Holding Company since 1993. From October 1992 to January 1993, Mr. Oliver served as President of the Central and Southern Bank of Georgia. Prior to September 1992, Mr. Oliver was Senior Vice President and Regional Executive of Wachovia Bank of Georgia.

George S. Phelps has served as Executive Vice President of the Company since June 1997. Mr. Phelps has served as President of Premier Lending since April 1995. Mr. Phelps was Senior Vice President of Allatoona Federal Savings Bank and was responsible for mortgage lending from 1991 to April 1995.

Darrell D. Pittard serves as the Chairman and Chief Executive Officer of the Company. Mr. Pittard founded Premier Lending Corporation in March of 1993 before Premier Bancshares, Inc. was merged with and into First Alliance Bancorp, Inc. (the Company's predecessor) in August 1996. In August 1996, Mr. Pittard was elected Chairman of the Board and Chief Executive Officer of Premier. From August 1988 to February 1993, Mr. Pittard was employed by Prime Bank FSB, and its holding company, Prime Bancshares, Inc., as President and Chief Executive Officer (March 1990 to February 1993) and as Chief Operating Officer (August 1988 to March 1990). Prime Bancshares, Inc. was acquired in February 1993 by SouthTrust Corporation.

Michael E. Ricketson has served as Executive Vice President and Chief Financial Officer of the Company since June 1997. Mr. Ricketson served as Executive Vice President and Chief Financial Officer of Central and Southern Holding Company since 1996 and Chief Financial Officer of Central and Southern Bank of Georgia since 1993. Mr. Ricketson served as First Vice President and Financial Officer of First National Bancorp from 1990 to 1993. Prior to 1990, he was controller of the First National Bank of Gainesville.

ITEM 2.   PROPERTIES.

     The Company and its subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings on which it is located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.


ITEM 3.   LEGAL PROCEEDINGS.

     On February 12, 1998, Rodney D. Gary, as representative plaintiff, filed a class action lawsuit against Premier Lending Corporation in the United States District Court for the Northern District of Georgia, Case No. 1 98-CV-0418. Mr. Gary's Complaint, which was filed by the Jackson, Garrison & Sumral firm in Birmingham, Alabama, alleges that Premier violated the provisions of the Real Estate Settlement Procedures Act of 1974 ("RESPA") by charging Mr. Gary, and other borrowers similarly situated, a "yield spread premium" in connection with the closing of their residential mortgage loans. The lawsuit alleges that the yield spread premium, which in Mr. Gary's case was payable to his broker, GBL Financial Services, was an impermissible kickback that is prohibited by RESPA. In Mr. Gary's case, the Complaint seeks damages equal to treble the amount of Mr. Gary's yield spread premium of $1,222.00, plus reasonable attorneys' fees, all as provided by 12 U.S.C. (S) 2607(d). As a class action, Plaintiff's counsel will seek to recover similar damages on behalf of each similarly situated borrower. Premier officials currently estimate that there are approximately 300 loans outstanding similar to Mr. Gary's, where the borrower was charged a yield spread premium at the time of closing that was ultimately paid to a mortgage broker or other intermediary.

Other than the Gary Complaint, there are no material pending proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the shareholders of the Company was held on November 20, 1997. The purpose of the meeting was to vote on two proposals:

     1. The first item of business before the shareholders was the merger between the Company and Citizens Gwinnett Bancshares. The shareholders voted to approve the merger with 5,389,984 or 68% of the total outstanding common stock voting in favor of the Merger.

     2. The second item of business was the proposal to adopt the Premier Bancshares, Inc. Amended and Restated Directors' Stock Option Plan. The shareholders voted to approve the Plan with 5,992,394 or 76% of the total outstanding common stock voting in favor of the Plan.

PART II

ITEM 5.   COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     STOCK.  The Company's Common stock is traded on the American Stock Exchange
(AMEX) under the symbol "PMB". The following table sets forth quarterly high and low sales prices per share of Common Stock as reported by AMEX. Stock prices have been restated for the effect of stock splits payable to shareholders of record on March 6, 1997, and January 23, 1998.

                                                                             SALES PRICES
                                                                       HIGH                  LOW
                                                               ------------------      --------------
     Year ended December 31, 1996
      First Quarter......................................                   $6.55               $5.91
      Second Quarter.....................................                    7.20                6.19
      Third Quarter......................................                    7.75                6.93
      Fourth Quarter.....................................                    7.85                6.93

     YEAR ENDED DECEMBER 31, 1997
      FIRST QUARTER......................................                  $ 9.46              $ 7.66
      SECOND QUARTER.....................................                   11.67                9.17
      THIRD QUARTER......................................                   14.17                9.83
      FOURTH QUARTER.....................................                   17.92               12.83
     FIRST QUARTER 1998 (THROUGH MARCH 6, 1998)                             26.44               18.08

         DIVIDENDS. Dividends per share for 1997 and 1996 have been restated for the effect of stock splits payable to shareholders of record on March 6, 1997 and January 23, 1998. During fiscal 1997, the Company declared cash dividends of $.17 per share of Common Stock. The Company declared cash dividends of $.23 per share of Common Stock during fiscal 1996. The Company has also paid stock dividends from time to time. The primary source of funds available to the Company is the receipt of dividends from the Banks. The amount and frequency of dividends will be determined by the Company in light of the earnings, capital requirements and financial condition of the Company, and no assurances can be given that dividends will be declared in the future.

         SHAREHOLDERS. As of March 6, 1998, there were 1,305 record holders of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents consolidated selected financial data for the Company for each of the five years in the period ended December 31, 1997. The consolidated selected financial data for the Company has been restated for all periods presented to reflect the business combinations of First Alliance Bancorp, Inc. and Premier Bancshares, Inc. on August 31, 1996, of Central and Southern and the Company on June 23, 1997 and of Citizens Gwinnett Bankshares, Inc. and the Company on December 12, 1997, all of which were accounted for as poolings of interests. In addition, the consolidated selected financial data includes the results of operations of Traditional Mortgage Corporation, Allatoona Federal Savings Bank and Interim Alliance Corporation, which were accounted for as purchase business combinations, from the respective dates of acquisition. Net income per share has been restated for all periods presented to reflect stock splits payable to shareholders of record on January 23, 1998 and March 6, 1997 as well as to conform to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share". This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto contained elsewhere in this report.

Years ended December 31                            1997            1996           1995            1994             1993
                                            --------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income                                       63,031         51,271         41,006           33,517           36,685
Interest expense                                      30,038         25,343         19,873           15,087           17,371
Net interest income                                   32,993         25,928         21,133           18,340           19,314
Provision for credit losses                              644           (115)          (582)             365            3,902
Other income                                          21,193         13,956          9,649            5,171            4,742
Other expense                                         36,930         30,800         23,623           18,763           19,267
Net income                                            11,194          7,005          5,553            2,913              599

Per share data:
 Net income                                             0.75           0.47           0.38             0.21             0.05
 Net income assuming dilution                           0.73           0.46           0.37             0.21             0.05
 Cash dividends declared                                0.17           0.23           0.06             0.04             0.01
 Book value                                             4.53           3.79           3.66             3.04             3.47

Average total equity                                  61,691         55,853         51,912           45,204           42,605
Average total assets                                 731,500        607,344        498,998          450,466          470,727
Total assets                                         794,197        677,273        553,584          430,375          461,211

Securities available for sale                        115,801        151,055        146,608          123,776          140,673
Loans held for sale                                   59,363         24,408         25,912           26,047            4,446
Loans, net                                           530,181        393,030        304,087          232,351          246,549
Total deposits                                       652,977        577,212        456,012          360,604          408,671
Total borrowings                                      65,183         35,472         35,466           21,599            4,990
Total stockholders' equity                            68,925         57,484         55,158           44,921           44,805

Ratios:
   Net income to average assets                         1.53%          1.15%          1.11%            0.65%            0.13%
   Net income to average equity                        18.15%         12.54%         10.70%            6.44%            1.41%
   Dividend payout ratio                                23.1%          48.8%          15.9%            19.2%            16.7%
   Average equity to average assets                     8.43%          9.20%         10.40%           10.03%            9.05%

                                                                   1997           1996           % Change
                                                             -----------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Statement of condition
Assets                                                              794,197        677,273             17.26%
Loans held for sale                                                  59,363         24,408            143.21%
Loans, net                                                          530,181        393,030             34.90%
Deposits                                                            652,977        577,212             13.13%
Stockholders' equity                                                 68,925         57,484             19.90%

Statement of earnings
Net interest income                                                  32,993         25,928             27.24%
Provision for credit losses                                             644           (115)              N/A
Other income                                                         21,194         13,956             51.86%
Other expense                                                        36,930         30,800             19.90%
Net income                                                           11,194          7,005             59.80%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has pending three acquisitions which should be completed during 1998 provided regulatory and shareholder approvals are obtained. All three are expected to be accounted for using pooling of interests. The following table highlights the impact on loans, deposits, capital and assets these three acquisitions would have had on the Company's financial statements as of December 31, 1997.

                              LANIER BANK & TRUST     THE BANK HOLDING    BUTTON GWINNETT        TOTAL
                                     COMPANY                  CO          FINANCIAL CORP.       INCREASE
                              -------------------     ----------------    ----------------      --------
                                                          (dollars in thousands)
Total loans, net                      $31,475              $ 92,606             143,534           267,615
Total deposits                         57,049               116,965             191,615           365,629
Total capital                           9,521                13,293              24,476            47,290
Total assets                           71,357               134,000             220,436           425,793

AVERAGE BALANCES, INTEREST AND YIELDS

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid, assuming a 34% effective tax rate and the fully taxable equivalent yield/rate for each of the three years in the period ended December 31, 1997. Loan average balances include nonaccrual loans.

                                           1997                         1996                       1995
                            --------------------------------------------------------------------------------------
                                                  YIELD/                       YIELD/                       YIELD/
                              AVG.BAL.    INT.     RATE    AVG.BAL.    INT.     RATE    AVG.BAL.    INT.     RATE
                            --------------------------------------------------------------------------------------
                                                            (dollars in  thousands)
ASSETS
Loans, net of unearned
 interest(1)                  $520,844   $52,729  10.12%   $375,456   $39,659  10.56%   $295,009   $30,628   10.38%
Short term investments           1,492       170  11.39%      9,336       437   4.68%      4,170       186    4.46%
Investment securities:
 Taxable                       116,150     7,583   6.53%    125,085     7,802   6.24%    120,681     7,527    6.24%
 Non-taxable                    21,560     1,853   8.59%     21,568     1,973   9.15%     14,987     1,455    9.71%
Federal funds sold and
 securities sold under
 agreements to repurchase       24,405     1,326   5.43%     38,078     2,071   5.44%     28,705     1,705    5.94%
                            --------------------         --------------------         --------------------
Total interest earning
 assets                        684,451   $63,661   9.30%    569,523   $51,942   9.12%    463,552   $41,501    8.95%
                                       =========                    =========                    =========

Allowance for credit losses     (8,371)                      (7,316)                      (6,807)
Other assets                    55,420                       45,137                       42,253
                            ----------                   ----------                   ----------
Total assets                  $731,500                     $607,344                     $498,998
                            ==========                   ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand,
   savings, and money
   market deposits            $171,504   $ 6,097   3.56%   $154,913   $ 5,223   3.37%    119,599   $ 3,928   3 .28%
Time deposits                  359,252    20,801   5.79%    292,793    17,344   5.92%    232,542    13,612   5 .85%
Repurchase agreements &
 advances                       27,237     2,413   8.86%     29,348     2,680   9.13%     34,093     2,255   6 .61%
Other borrowings                20,776       727   3.50%      1,352        96   7.10%        465        79   6 .99%
                            --------------------         --------------------         --------------------
Total interest-bearing
 liabilities                   578,769   $30,038   5.19%    478,406   $25,343   5.30%    386,699   $19,874   5 .14%
                                       =========                    =========                    =========

Demand deposits                 83,816                       67,902                       55,753
Other liabilities                7,224                        5,153                        4,634
                            ----------                   ----------                   ----------
Total liabilities              669,809                      551,461                      447,086

Total stockholders' equity      61,691                       55,853                       51,912

                            ----------                   ----------                   ----------
Total liabilities and
 stockholders' equity         $731,500                     $607,314                     $498,998
                            ==========                   ==========                   ==========

Net interest income                      $33,623                      $26,599                      $21,627

Net interest margin                         4.91%                        4.67%                        4.67%
Net interest spread                         4.11%                        3.82%                        3.81%

(1) Includes loan fees of $3,095,000, $2,599,000, and $2,072,000, for 1997,
    1996, and 1995, respectively.

RATE - VOLUME ANALYSIS

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1997/1996 and 1996/1995. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the total change of rate and volume.

                                     1997 VERSUS 1996                                       1996 VERSUS 1995
                                     ----------------                                       ----------------
                                    INCREASE (DECREASE)                                    INCREASE (DECREASE)
                                     due to change in:                                      due to change in:
                              VOLUME          YIELD/                                  VOLUME       Yield/
                            OUTSTANDING        Rate      Total                     OUTSTANDING      Rate      Total
                        ---------------------------------------------          ------------------------------------------
                                                               (dollars in thousands)
Interest income on:
 Loans                      $14,781       $(1,711)      $13,070                     $ 8,489      $ 542      $ 9,031
 Short term investments        (562)          295          (267)                        241         10          251
Investment securities:
 Taxable                       (573)          354          (219)                        275                     275
 Non-taxable                     (1)         (119)         (120)                        607        (89)         518
 Federal funds sold            (743)           (2)         (745)                        519       (153)         366
                        ---------------------------------------------          ------------------------------------------
Total interest income        12,902        (1,183)       11,719                      10,131        310       10,441

Interest expense on:

Interest-bearing
  demand, savings and
  money market deposits         578           296           874                       1,189        106        1,295

Time deposits                 3,856          (399)        3,457                       3,567        165        3,732
Repurchase agreements
  & advances                   (190)          (77)         (267)                       (346)       771          425
Other borrowings                704           (73)          631                          83        (66)          17
                        ---------------------------------------------          ------------------------------------------
Total interest expense        4,948          (253)        4,695                       4,493        976        5,469
                        ---------------------------------------------          ------------------------------------------
Net interest income         $ 7,954       $  (930)      $ 7,024                     $ 5,638      $(666)     $ 4,972
                        =============================================          ==========================================

LOANS

     A sound credit policy and careful, consistent credit review are vital to a successful lending program. The Banks operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate return and render service to the communities in which the banks are located. Credit reviews and loan examinations help confirm that the Banks are adhering to these loan policies.

     The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Banks' customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis.

The amount of loans outstanding by loan type at the indicated dates are shown in the following tables according to type of loan:

                                                                           DECEMBER 31
                                                        1997         1996        1995       1994      1993

                                                 -----------------------------------------------------------
                                                                   (dollars  in thousands)
Commercial, financial and
  agricultural                                         $ 90,731     $104,230    $ 91,040  $ 65,377  $ 76,311
Real estate-construction                                142,718      117,586      70,843    40,850    24,193
Real estate-mortgage                                    268,346      137,417     109,567    87,806    82,981
Consumer                                                 38,256       41,971      40,365    45,359    70,018
                                                 -----------------------------------------------------------
                                                       $540,051     $401,204    $311,816  $239,392  $253,503
                                                 ===========================================================

Loans held for sale                                    $ 59,363     $ 24,408    $ 25,912  $ 26,047  $  4,446
                                                 ===========================================================


Percent of loans by category to total loans
  Excluding loans held for sale

Commercial, financial and agriculture                       17%          26%         29%       27%       30%
Consumer installment                                         7%          10%         13%       19%       28%
Real estate                                                 76%          64%         58%       54%       42%
                                                 -----------------------------------------------------------
                                                           100%         100%        100%      100%      100%
                                                 ===========================================================

     The maturity of real estate construction and commercial, financial and agricultural loans outstanding at December 31, 1997 are as follows:

LOAN MATURITIES

                                                      REAL ESTATE       COMMERCIAL FINANCIAL
                                                     CONSTRUCTION        AND AGRICULTURAL
                                                  ------------------------------------------
                                                             (dollars in thousands)
          In one year or less                         $109,880                   $48,828
          After one year but within five years          27,397                    37,161
          After five years                               5,441                     4,742
                                                  -------------------------------------------
          Total                                       $142,718                   $90,731
                                                  ===========================================

     Of the real estate construction and commercial loans maturing after one year, approximately $44,000,000 have fixed rates and approximately $31,000,000 have variable rates.

     All loans carry some degree of risk. The risk is reflected in the consolidated financial statements by the allowance for credit losses, the amount of loans charged off and the provision for credit losses charged to operating expense. It is the Company's policy that when a loss is identified, it is charged against the credit loss allowance in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment. In addition, consumer installment credit is generally recognized as a loss when it becomes 90 days or more past due, or the consumer has filed for protection under the bankruptcy laws. A loss will not be recognized if the underlying collateral or the customer's financial position makes a loss improbable.

     The Company's provision for credit losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for credit losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) credit reviews of individual loans; (2) charge-offs and recoveries in the current year; (3) growth in the loan portfolio; (4) the current level of the allowance in relation to total loans and to historical loss levels, (5) past due and nonaccruing loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio (types of loans); and (8) management's estimate of future economic conditions and the resulting impact on the Company.

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

The following table summarizes loan balances at the end of each year, average loans outstanding during the year and activity in the allowance for credit losses for each of the last five years.


                                                                                    YEARS ENDED DECEMBER 31,
                                                                  1997         1996         1995          1994           1993
                                                              ---------------------------------------------------------------------
                                                                                     (dollars in thousands)
Allowance for credit losses at beginning of year               $  7,603      $  6,776      $  6,389       $  6,954       $  7,156

Loans charged off:
    Commercial, financial, and agricultural                         112            77           387          1,037          1,621
    Real estate loans                                                92            49           464          1,228            925
    Consumer installment                                            297           477           906          1,768          3,921
                                                              ---------------------------------------------------------------------
       Total charged off                                            501           603         1,757          4,033          6,467
                                                              ---------------------------------------------------------------------
Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                         406           205           457            587            224
    Real estate loans                                                62           201           180            345            172
    Consumer installment                                            707         1,139         1,795          2,171          1,967
                                                              ---------------------------------------------------------------------
       Total recoveries                                           1,175         1,545         2,432          3,103          2,363
                                                              ---------------------------------------------------------------------

    Net (recoveries) charge-offs                                   (674)         (942)         (676)           930          4,104
                                                              ---------------------------------------------------------------------
Allowance acquired (disposed of) in business
 combinations                                                       (74)           --           294             --             --
Provision for credit losses                                         644          (115)         (582)           365          3,902
                                                              ---------------------------------------------------------------------
Allowance for credit losses at end of year                     $  8,847      $  7,603      $  6,776       $  6,389       $  6,954
                                                              =====================================================================


Loans outstanding, net of unearned interest, excluding
 held for sale,                                                $539,028      $400,633      $304,087       $232,351       $246,549
                                                              =====================================================================


Average loans outstanding, including held for sale, net of
 unearned interest                                             $520,844      $375,456      $295,009       $251,424       $231,781

Ratio of net charge-offs (recoveries) to average net loans
 outstanding                                                      (0.13%)       (0.25%)       (0.23%)         0.37%          1.77%

Ratio of allowance for credit losses to net loans
 (excluding held for sale) outstanding                             1.64%         1.90%         2.23%          2.75%          2.82%

     A coordinated effort is undertaken to identify risks in the loan portfolio for management purposes and to establish the credit loss provision and resulting allowance. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks. The primary responsibility for this review rests with the management of the individual banks. Their work is supplemented with reviews by the Company's internal audit program and the use of external loan review firms. Bank regulatory agencies provide additional levels of review. This process provides information which helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems and aids in deciding if a loan represents a loss which should be recorded immediately or a risk for which an allowance should be maintained. Management believes this continuous effort will identify the majority of potential problem loans and recognize their impact on future earnings.

     If, as a result of the Company's loan review and evaluation procedures, it is determined that payment of interest on a commercial or real estate loan is questionable, it is the Company's policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful. A loan can be reinstated to full accrual status when and if the borrower's financial condition and payment performance can justify sustainable performance of all conditions and terms of the loan.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

     The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary at each year end to provide for losses being incurred within the categories of loans set forth in the table below, based on the previous year's gross charge-offs in each category as a percentage of total charge-offs. The components of the allowance for credit losses for each of the past five years are presented below.

  Allowance allocation by loan category

                                                   1997          1996          1995          1994         1993
                                               -----------------------------------------------------------------
                                                                  (dollars in thousands)
  Commercial, financial and agriculture           $1,130        $1,830        $1,617        $1,611       $1,520
  Consumer installment                             6,998         3,697         2,824         3,576        3,120
  Real estate                                        719         2,076         2,335         1,200        2,313
                                               -----------------------------------------------------------------
                                                  $8,847        $7,603        $6,776        $6,389       $6,953
                                               =================================================================

     Although it is the Company's policy to immediately charge off all loan amounts judged uncollectible, historical experience indicates that certain losses exist in the loan portfolio, which have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for credit losses is established by charging the provision for loan loss expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

     The following table presents nonperforming loans at December 31, 1997, 1996, 1995, 1994 and 1993. Nonperforming loans consist solely of loans which are contractually past due 90 days or more as to interest or principal payments and still accruing (past-due loans) and loans accounted for on a nonaccrual basis (nonaccrual loans).

          NONPERFORMING LOANS

                                      PAST-DUE LOANS        NONACCRUAL LOANS
                                    ------------------------------------------
                                            (dollars in thousands)
          DECEMBER 31, 1997               $602                 $2,674
          December 31, 1996                316                  1,532
          December 31, 1995                685                  1,118
          December 31, 1994                326                  1,667
          December 31, 1993                650                  3,710

     Total interest income recognized on nonperforming loans for the year ended December 31, 1997 was $25,000. Additional interest income of $106,000 would have been recorded in 1997 if all nonperforming loans had performed in accordance with their original terms.

NONPERFORMING ASSETS

The following table analyzes nonperforming assets for each of the past three years.

                                                                     1997            1996             1995
                                                                -----------------------------------------------
                                                                           (dollars in thousands)
     Loans past due 90 days or more                                   $   602          $   316          $   685
     Non accrual loans                                                  2,674            1,532            1,118
                                                                -----------------------------------------------
        Total nonperforming loans                                       3,276            1,848            1,803

     Other real estate                                                    785            1,151            1,109
                                                                -----------------------------------------------
        Total nonperforming assets                                    $ 4,061          $ 2,699          $ 2,912
                                                                ===============================================

     Nonperforming loans/Total loans, net of unearned*                   0.61%            0.46%            0.58%
     Nonperforming assets/Total assets                                   0.51%            0.44%            0.53%

     Loan loss allowance/Total loans, net of unearned*                   1.64%            1.90%            2.17%
     Loan loss allowance/Nonperforming loans                           270.05%          411.42%          375.82%

*  Total loans excluding held for sale
The table above includes all loans which management considers being potential problem loans.

     The allowance for credit losses as a percentage of nonperforming loans (including loans past due ninety days or more) was 270% at December 31, 1997, compared to 411% at December 31, 1996. Management considers the current level of the allowance for credit losses more than adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for credit losses to be increased or decreased in future periods.

     Generally, the Company's market areas have not experienced rapid increases in real estate property values or significant overbuilding. Therefore, in management's opinion, collateral values for real estate loans in the Company's market areas should not be vulnerable to significant deterioration, as would other market areas that have experienced rapidly increasing property values and significant overbuilding. However, collateral values, are difficult to estimate and are subject to change depending on economic conditions, the supply of and demand for properties, and other factors. The Company attempts to mitigate the risky nature of real estate lending by adhering to conservative loan underwriting standards and by diversifying the portfolio within its market area and within industry groups.

INVESTMENT SECURITIES

     The carrying values of investment securities at the indicated dates are presented below:

                                                              DECEMBER 31
                                                   1997          1996              1995
                                             -----------------------------------------------
                                                       (dollars in thousands)
U.S. Treasury and U.S. Government
agencies                                         $ 47,310        $ 71,386        $ 64,717
State and Municipals                               21,010          23,478          19,415
Mortgage-backed securities                         43,900          53,767          60,587
Other                                               3,581           2,424           1,888
                                             -----------------------------------------------
Total                                            $115,801        $151,055        $146,608
                                             ===============================================

     Investment portfolio policy stresses quality and liquidity. At December 31, 1997, the weighted average maturity of U. S. Treasury and government agency securities was 5.1 years and the weighted average maturity of obligations of states and political subdivisions was 11.9 years. Mortgage-backed securities had a weighted average maturity of 15.8 years due to purchases of adjustable rate mortgage securities that adjust annually. Overall, the weighted average maturity of the portfolio was 10.6 years using contractual maturities and slightly greater than 3.1 years using expected maturities. Expected maturities differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities purchased during the last several years have primarily short to intermediate term maturities.

      The following table shows the contractual maturities of investment securities at December 31, 1997 and the average yields (for all obligations on a fully taxable basis assuming a 34% tax rate) on such securities:

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                       DUE WITHIN ONE      DUE AFTER ONE WITHIN    DUE AFTER FIVE WITHIN
                                            YEAR                 FIVE YEARS               TEN YEARS            DUE AFTER TEN YEARS
                                       AMOUNT   YIELD       AMOUNT        YEILD      AMOUNT        YIELD        AMOUNT     YIELD
                                    -----------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
U.S. Treasury and U.S. Government
 agencies                              $2,275    6.11%     $23,771        6.33%      $19,946       7.12%       $ 1,318     6.84%
State and Municipals                    1,114    5.83%       4,896        5.91%        3,922       6.49%        11,078     5.41%
Mortgage-backed securities              2,568    7.45%      10,771        6.23%        6,358       6.04%        24,203     6.52%
                                    ----------           ----------                ----------                ----------
Total                                  $5,957    6.64%     $39,438        6.25%      $30,226       6.81%       $36,599     6.20%
                                    ==========           ==========                ==========                ==========

     The estimated fair market value of the Company's investment portfolio at December 31, 1997, was approximately $1,243,000 above amortized cost. Market values vary significantly as interest rates change; however, management expects normal maturities in the portfolio to meet and exceed liquidity requirements.

     Of the tax-free securities rated by Moody's Investors Service, Inc., 93% are rated "A" or better. Non-rated securities are principally issued by various political subdivisions within the State of Georgia. The portfolio is carefully monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $6.0 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio within one year to approximately $21 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base.

SELECTED STATISTICAL INFORMATION FOR DEPOSITS

     The following table summarizes average deposits and related weighted average rates for each of the three years in the period ended December 31, 1997.

                                                                            YEARS ENDED DECEMBER 31
                                                           1997                     1996                   1995
                                                          AMOUNT       RATE        AMOUNT       RATE      AMOUNT      RATE
                                                        --------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest-bearing demand deposits                        $ 83,816                 $ 67,902              $ 55,753
Interest-bearing demand, savings, and
   money market deposits                                    171,504      3.56%       154,943     3.37%     119,599      3.28%
Time deposits                                               359,252      5.79%       292,793     5.92%     232,542      5.85%
                                                        -----------              -----------            ----------
Total average deposits                                     $614,572      4.38%      $515,638     4.38%    $407,894      4.30%
                                                        ===========              ===========            ==========

The maturities of time deposits of $100,000 or more as of December 31, 1997 are presented below:

                                                            (dollars in
                                                             thousands)
          3 months or less                                    $23,551
          Over 3 through 6 months                              23,767
          Over 6 through 12 months                             30,816
          Over 12 months                                       16,697
                                                           --------------
                                                              $94,831
                                                           ==============

BORROWINGS

       For a detailed discussion of the borrowings of the Company, see note 7 to the Consolidated Financial Statements included herein.

STOCKHOLDERS' EQUITY

     The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 8.68% at December 31, 1997, compared to 8.49% at December 31, 1996 and 9.96% at December 31, 1995.

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

     The following table summarizes the Company's capital ratios at December 31, 1997 and 1996.

                                                                                                     Minimum
                                                                      1997         1996            Requirements
                                                                  -------------------------------------------------
    Tier 1 Capital leverage ratio                                      11.37%          8.15%              3%

    Tier 1 Risk-based capital ratio                                    14.07%         11.45%              4%
    Tier 2 Risk-based capital ratio                                     2.22%          1.12%
                                                                  --------------------------
    Total Risk-based capital ratio                                     16.29%         12.57%              8%

     The Company issued $28.7 Million of Preferred Securities in November 1997. The proceeds of the securities qualifies as Tier 1 capital with respect to the risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of Tier 1 capital limit the amount of cumulative preferred stock which can be included in Tier 1 capital to 25% of total Tier 1 capital. A more complete discussion of the preferred securities can be found under note 8 of the Company's Consolidated Financial Statements included herein.

     The Preferred Securities along with the Company's sustainable internal growth rate have created the ability to take advantage of growth opportunities that may exist in the southeast region banking markets. The sustainable internal growth rate is computed by the following:

                                                     1997           1996
                                                   -----------------------
       Return on Average Equity                      18.15%        12.54%
                   X
       Retention Rate (1-dividend payout ratio)      76.90%        51.19%
                                                   -----------------------
                  =
       Sustainable Internal Growth Rate              13.96%         6.42%

     The Company's common stock has been traded on the American Stock Exchange
(AMEX) since first quarter 1997 under the symbol "PMB". Prior to 1997, the stock was traded on a limited basis in the over-the-counter market and was included in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "FABC".

     The following table sets forth quarterly high and low sales prices per share of common stock as reported by AMEX and NASDAQ for each of the last two years. Stock prices have been restated for the effect of stock splits payable to stockholders of record on March 6, 1997 and January 23, 1998.

                                                                             SALES PRICES
                                                                 ------------------------------------
                                                                       HIGH                  LOW
                                                                 ----------------      --------------
     Year ended December 31, 1996
       First Quarter.....................................             $ 6.55              $ 5.91
       Second Quarter....................................               7.20                6.19
       Third Quarter.....................................               7.75                6.93
       Fourth Quarter....................................               7.85                6.93

     YEAR ENDED DECEMBER 31, 1997
       FIRST QUARTER.....................................             $ 9.46              $ 7.66
       SECOND QUARTER....................................              11.67                9.17
       THIRD QUARTER.....................................              14.17                9.83
       FOURTH QUARTER....................................              17.92               12.83

     FIRST QUARTER 1998 (THROUGH MARCH 6, 1998)                       $26.44              $18.08

     As of March 6, 1998, the Company had approximately 1,305 shareholders of record.

     The following table presents dividends and earnings per share by quarter for each of the last two years. Dividends and earnings per share have been restated for the effect of stock splits payable. Stock prices have been restated for the effect of stock splits payable to stockholders of record on March 6, 1997 and January 23, 1998. In addition, earnings per share have been restated to conform to the requirements of FASB Statement No. 128 "Earnings Per Share."

                                            1997                         1996
                                 DIVIDENDS       EARNINGS      DIVIDENDS      EARNINGS
                               ---------------------------------------------------------

       First Quarter                 .04           .16            .08           .12
       Second Quarter                .07           .19            .02           .12
       Third Quarter                 .06           .21            .03           .08
       Fourth Quarter                 --           .19            .10           .15

     The board of directors has approved the Company's dividend policy of paying out a portion of earnings to stockholders on a regular basis. It is the current intent of the Company to increase the amount of dividends, given earnings growth, to a level that will provide a reasonable return to the stockholders of the Company.

     At December 31, 1997, under dividend restrictions imposed under federal and state laws, Premier Bank, Central and Southern Bank, North Georgia, Citizens Bank and Premier Lending, a wholly-owned mortgage banking subsidiary of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $5.7 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME
TAX EQUIVALENT BASIS

     Net interest income for 1997, on a tax equivalent basis increased $7.0 million, or 26% from 1996. This increase can be attributed to the $114.9 million increase in average interest earning assets and especially to the $145.4 million increase in average loans outstanding. The average balance sheet for 1997 grew $124.2 million due to strong loan demand in the Company's markets. The net interest margin increased by 24 basis points as the Company's yields on earning assets increased while the cost of funds decreased. Management anticipates continued improvement in the net interest margin for 1998 as loan demand increases continue.

     Net interest income for 1996, on a tax equivalent basis increased $5.0 million, or 23% from 1995. This increase can be attributed to the $106.0 million increase in average interest earning assets. The average balance sheet for 1996 grew $108.3 million due to loan demand in the Company's markets. The net interest margin was unchanged as the Company's yields on earning assets increased while the cost of funds did the same.

     The table below illustrates the changes in the net interest margin over the past four years.

NET INTEREST MARGIN

                                                      1997                1996                  1995                1994
                                             --------------------------------------------------------------------------------------
                                                           % OF                 % OF                  % OF                 % OF
                                                         EARNING               EARNING               EARNING              EARNING
                                               AMOUNT    ASSETS      AMOUNT    ASSETS      AMOUNT    ASSETS      AMOUNT   ASSETS
                                             --------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)
Interest income                              $ 63,031     9.21%    $ 51,271     9.00%    $ 41,006     8.85%    $ 33,518    7.94%
Tax-equivalent adjustment                         630     0.09%         671     0.12%         495     0.11%         509    0.12%
                                             --------------------------------------------------------------------------------------
Interest income, taxable equivalent            63,661     9.30%      51,942     9.12%      41,501     8.96%      34,027    8.06%
Interest expense                               30,038     4.39%      25,343     4.45%      19,874     4.29%      15,087    3.57%
                                             --------------------------------------------------------------------------------------
Net interest income, taxable
  equivalent                                   33,623     4.91%      26,599     4.67%      21,627     4.67%      18,940    4.48%
                                             ========              ========              ========              ========

Average earning assets                       $684,451              $569,523              $463,552              $422,397
                                             ========              ========              ========              ========

PROVISION FOR CREDIT LOSSES

     The provision for credit losses is the charge to operating earnings necessary to maintain an adequate allowance for credit losses. Through the provision, the Company maintains an allowance for credit losses that management believes is adequate to absorb losses inherent in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's subsidiary banks' allowance for credit losses. Based on their judgments about information available to them at the time of their examination, such agencies may require the Company's subsidiary banks to recognize additions to their allowance for credit losses.

     Management's analysis of the allowance for credit losses, nonperforming assets, and net recoveries on a monthly basis concluded that the allowance was more than adequate given the risk resident within the loan portfolio. The allowance as a percent of total loans is 1.64%, nonperforming loans to total loans are 0.61%, and net recoveries as a percent of average loans (net of unearned interest) were 0.13% for the year 1997.

OTHER INCOME

     Total other income increased $7.2 million in 1997, or 52% as compared to 1996. The majority of the increase was due to an increase in mortgage banking income of $5.7 million, or 64%. The Company's mortgage operation continues to expand as the market for mortgages grows and interest rates remain low as well as through the Company's bank acquisition program. The operation is conducted through Premier Lending, a mortgage-banking subsidiary. Premier Lending is an approved Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) seller-servicer of mortgages. Premier Lending originates mortgages and simultaneously sells these loans under specified guidelines to investors. This pass through operation mitigates the potential interest rate risk normally associated with a mortgage lending operation.

     Total other income increased $4.3 million in 1996 as compared to 1995. The majority of the increase was associated with the Company's mortgage lending operation. Mortgage banking income increased $2.9 million during the period.

OTHER EXPENSE

     Total other expense increased $6.1 million in 1997, or 20% compared to 1996. Management anticipates continued increases in other expense during 1998, as the expansion into select markets will require additional expenses.

     Several areas that registered significant changes for the year were:

          . Salaries and employee benefits increased $4.0 million for the year due to the Company hiring staff for new branches, staffing increases necessary for the rapid growth of the Company's franchise, and the commission nature of it's mortgage lending operations.
          . Net occupancy increased $1.0 million as three new branch banks became operational during the year.
          . Merger related expenses increase $0.8 million as the Company closed three acquisitions and engaged three others to close in early 1998.

     Total other expense increased $7.2 million in 1996, or 30% compared to 1995.

     Several areas, which registered significant changes for the 1996 year, were:

          .    Salaries and employee benefits increased $4.6 million for the year.
          .    Net occupancy increased $1.1 million for the year.

INCOME TAX

     The Company experienced pre-tax operating earnings of $16.6 million for 1997, which resulted in a tax provision of $5.4 million. The effective rate of 33% increased from an effective rate of 24% in 1996 as prior period operating losses and tax credits were no longer available during 1997. For more information on income taxes, see note 11 of the Consolidated Financial Statements included herein.

OTHER INFORMATION

Fourth Quarter Results

     The Company had a profit of $2.9 million for the fourth quarter 1997. Return on average assets was 1.57%, return on average equity was 18.60%. The net interest margin was 4.78%, which compared to fourth quarter 1996's 4.66% resulting in an increase of 12 basis points.

Inflation

     Inflation has an impact on financial assets that can be readily identified in a market value economy. However, the past several years have seen inflation fall to a level which has had a nominal effect on the banking industry.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the provisions of Statement 130 beginning in 1998. Adoption of Statement 130 by the Company is not expected to have a material impact on the Company's consolidated financial position or consolidated results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company will adopt the provisions of Statement 131 beginning in 1998. The adoption is not expected to have a material impact on the Company's consolidated financial position or consolidated results of operations.

QUARTERLY RESULTS

     The quarterly information reported on Form 10-Q for the quarter ended March 31, 1997 has been restated above to reflect the merger of Central and Southern and the Company on June 23, 1997. The quarterly information reported on Forms 10-Q for the quarters ended June 30, 1997 and September 30, 1997 has been restated to reflect the merger of Citizens Gwinnett Bankshares, Inc. and the Company on December 12, 1997. Both mergers were accounted for as poolings of interests. Corresponding 1996 information has also been restated. Net income per share has been restated for all periods presented to reflect stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997 as well as to conform to the requirements of FASB Statement No. 128 "Earnings Per Share".

                                                                    1997 QUARTER ENDED
                                                    MARCH 31      JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                  -------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                      $14,236      $15,548        $16,283        $16,964
Interest expense                                       6,824        7,228          7,747          8,239
Net interest income                                    7,412        8,320          8,536          8,725
Provision for credit losses                              136           48            510            (50)
Securities gains (losses)                                (36)          (9)            15              1
Earnings before income taxes                           2,902        4,275          4,818          4,617
Net income                                             2,347        2,834          3,133          2,880
Net income per share                                     .16          .19            .21            .19
Net income per share assuming dilution                   .16          .19            .21            .19

                                                                    1996 QUARTER ENDED
                                                    MARCH 31      JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                  -------------------------------------------------------
                                                       (dollars in thousands, except per share data)
Interest income                                      $12,273      $12,617        $12,680        $13,701
Interest expense                                       5,936        6,099          6,407          6,901
Net interest income                                    6,337        6,518          6,273          6,800
Provision for credit losses                              (71)          32            (48)           (28)
Securities gains (losses)                                155           (8)             -              -
Earnings before income taxes                           2,418        2,258          1,612          2,911
Net income                                             1,745        1,754          1,244          2,262
Net income per share                                     .12          .12            .08            .15
Net income per share assuming dilution                   .11          .12            .08            .15

CAPABILITY OF THE COMPANY'S DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR
2000

     Like many financial institutions, the Company and its subsidiaries rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the New Year and there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications and other electronic components used in the operations of the Company and believes the it's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

FORWARD LOOKING STATEMENTS

       The following appears in accordance with the Securities Litigation Reform Act. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, and competition in the geographic business areas in which the Company conducts its operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experiences show these deposits more stable over the course of one year. The management adjusted Gap indicates the Company to be somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

     The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 2.42% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decline .80% if rate decline over the next year. Company policy states that net interest income cannot change over +/- 5% using this analysis and presently, the Company is within policy guidelines.

CUMULATIVE GAP ANALYSIS

                                                        REGULATORY DEFINED
                                               3-MONTH       6-MONTH        1-YEAR
                                                    (dollars in thousands)
Rate Sensitive Assets (RSA)                   $376,681      $413,357      $466,996
Rate Sensitive Liabilities (RSL)               307,449       386,592       489,279
                                            -----------------------------------------
RSA minus RSL (Gap)                           $ 69,232      $ 26,765      $(22,283)
                                            =========================================

Gap Ratio (RSA/RSL)                               1.23          1.07           .95
                                            =========================================

                                                     MANAGEMENT ADJUSTED
                                               3-MONTH       6-MONTH        1-YEAR
                                            -----------------------------------------
                                                    (dollars in thousands)
Rate Sensitive Assets (RSA)                   $382,485      $424,964      $483,883
Rate Sensitive Liabilities (RSL)               213,963       311,803       433,187
                                            -----------------------------------------
RSA minus RSL (Gap)                           $168,522      $113,161      $ 50,696
                                            =========================================

Gap Ratio (RSA/RSL)                               1.79          1.36          1.12
                                            =========================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        Report of Independent Auditors

Board of Directors
Premier Bancshares, Inc.

We have audited the accompanying consolidated statement of condition of Premier Bancshares, Inc. and subsidiaries as of December 31, 1997, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Premier Bancshares, Inc. and subsidiaries for the two years in the period ended December 31, 1996 were audited by other auditors whose report dated January 31, 1997, except for Note 2 as to which the date is June 23, 1997 and December 12, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Bancshares, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP

Atlanta, Georgia
February 5, 1998

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Premier Bancshares, Inc.
 and Subsidiaries
Atlanta, Georgia


     We have audited the accompanying consolidated balance sheets of Premier Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statement of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Central and Southern Holding Company and Citizens Gwinnett Bankshares, Inc., two companies which were pooled with Premier Bancshares, Inc. in 1997, as explained in Note 2 to the consolidated financial statements, which statements are included in the restated 1996 financial statements and reflect total assets of $383.1 million and $316.1 million as of December 31, 1996 and 1995, respectively, and total revenues of $30.4 million, $25.2 million and $24.8 million for the three years in the period ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central and Southern Holding Company and Citizens Gwinnett Bankshares, Inc, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ Mauldin & Jenkins, LLC




Atlanta, Georgia
January 31, 1997, except for Note 2 as to which the date is June 23, 1997 and December 12, 1997

                           Premier Bancshares, Inc.
                     Consolidated Statements of Condition
                            (Dollars in thousands)

                                                                                         DECEMBER 31
                                                                                   1997                1996
                                                                            ------------------------------------
ASSETS
Cash and due from banks                                                         $ 28,028            $ 23,419
Interest-bearing deposits with banks                                               6,477               2,797
Federal funds sold and repurchase agreements                                      17,847              51,397
Investment securities available-for-sale                                         115,801             151,055
Loans held for sale                                                               59,363              24,408

Loans, net of unearned income                                                    539,028             400,633
Allowance for credit losses                                                       (8,847)             (7,603)
                                                                            ------------------------------------
Loans, net                                                                       530,181             393,030

Premises and equipment, net                                                       20,649              17,729
Goodwill and other intangibles                                                     2,817               2,827
Other real estate owned                                                              785               1,152
Other assets                                                                      12,247               9,459
                                                                            ------------------------------------
Total assets                                                                    $794,197            $677,273
                                                                            ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand                                                     $ 89,355            $ 73,653
 Interest-bearing demand                                                          87,484              94,615
 Savings and money market                                                         99,661              80,696
 Time, $100,000 and over                                                          94,831              95,323
 Other time                                                                      281,646             232,925
                                                                            ------------------------------------
Total deposits                                                                   652,977             577,212
                                                                            ------------------------------------

Federal funds purchased and securities sold under repurchase
 agreements                                                                       21,423              11,864
Federal Home Loan Bank advances                                                    2,875               4,625
Guaranteed preferred beneficial interests in the Company's
 subordinated debentures (trust preferred securities)                             28,750                   -
Other borrowings                                                                  12,135              18,983
Other liabilities                                                                  7,112               7,105
                                                                            ------------------------------------
Total liabilities                                                                725,272             619,789

Stockholders' equity:
 Common stock, $1 par value; 20,000,000 shares authorized;
  15,217,046 issued and outstanding at December 31, 1997;
  10,202,293 issued and 10,078,799 outstanding at
  December 31, 1996                                                               15,217              10,079
 Capital surplus                                                                  28,841              32,961
 Treasury stock, at cost (123,494 shares)                                              -              (1,133)
 Retained earnings                                                                24,127              15,519
 Unrealized gains on securities available-for-sale, net of tax                       740                  58
                                                                            ------------------------------------
Total stockholders' equity                                                        68,925              57,484
                                                                            ------------------------------------
Total liabilities and stockholders' equity                                      $794,197            $677,273
                                                                            ====================================

See accompanying notes.

                           Premier Bancshares, Inc.
                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                                               YEAR ENDED DECEMBER 31
                                                                   1997                 1996                 1995
                                                         --------------------------------------------------------------
Interest income:
 Interest and fees on loans                                      $52,729              $39,659              $30,628
 Interest on investment securities:
  Taxable                                                          7,583                7,802                7,527
  Nontaxable                                                       1,223                1,302                  960
 Interest on deposits in banks                                       170                  437                  186
 Interest on Federal Funds sold and repurchase
  agreements                                                       1,326                2,071                1,705
                                                         --------------------------------------------------------------
Total interest income                                             63,031               51,271               41,006

Interest expense:
 Interest on deposits                                             26,898               22,567               17,540
 Interest on Federal Home Loan Bank advances                         680                  416                  200
 Interest on short-term borrowings                                 1,733                1,982                2,055
 Interest on long-term debt                                          727                  378                   79
                                                         --------------------------------------------------------------
Total interest expense                                            30,038               25,343               19,874

Net interest income                                               32,993               25,928               21,132
Provision for credit losses                                          644                 (115)                (582)
                                                         --------------------------------------------------------------
Net interest income after provision for credit                    32,349               26,043               21,714
 losses

Other income:
 Service charges on deposit accounts                               2,586                2,334                2,051
 Other service charges, commissions, and fees                      2,063                1,376                  893
 Security transactions, net                                          (29)                 147                 (235)
 Mortgage banking activities                                      14,558                8,901                5,967
 Gain on sale of loans                                               416                    -                    -
 Other operating income                                            1,599                1,198                  974
                                                         --------------------------------------------------------------
Total other income                                                21,193               13,956                9,650

Other expenses:
 Salaries and employee benefits                                   22,291               18,309               13,690
 Net occupancy and equipment                                       4,944                3,902                2,786
 Merger expenses                                                   1,264                  499                    -
 Stationery and supplies                                             762                  725                  535
 Other operating expenses                                          7,669                7,365                6,612
                                                         --------------------------------------------------------------
Total other expenses                                              36,930               30,800               23,623
                                                         --------------------------------------------------------------

Income before income taxes                                        16,612                9,199                7,741
Income tax expense                                                 5,418                2,194                2,188
                                                         --------------------------------------------------------------
Net income                                                       $11,194              $ 7,005              $ 5,553
                                                         ==============================================================

Net income per share of common stock (1)                            $.75                 $.47                 $.38
                                                         ==============================================================
Net income per share of common stock, diluted (1)                   $.73                 $.46                 $.37
                                                         ==============================================================

(1) After giving effect to stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997.


See accompanying notes.

                           PREMIER BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in thousands)

                                                                                                               UNREALIZED
                                                                                                             GAINS (LOSSES)
                                                                                                              ON SECURITIES
                                                            COMMON STOCK         CAPITAL        RETAINED     AVAILABLE-FOR-
                                                        SHARES      PAR VALUE    SURPLUS        EARNINGS    SALE, NET OF TAX
                                                   ----------------------------------------------------------------------------
Balance, January 1, 1995                                7,827,251    $ 39,136    $    17          $ 8,275            $(2,508)
 Net income                                                     -           -          -            5,553                  -
 Stock issued                                             284,773       1,424      1,698                -                  -
 5% stock dividend                                         76,206         381        629           (1,013)                 -
 Cash paid to dissenting shareholders                      (7,650)        (38)      (230)               -                  -
 Cash dividends declared ($0.06 per share)                      -           -          -             (882)                 -
 Purchase of treasury stock                                     -           -          -                -                  -
 Net change in unrealized gains on securities
  available-for-sale, net of tax                                -           -          -                -              3,263
                                                   ----------------------------------------------------------------------------
Balance, December 31, 1995                              8,180,580      40,903      2,114           11,933                755
 Net income                                                     -           -          -            7,005                  -
 Recapitalization                                               -     (32,722)    32,722                -                  -
 Stock options exercised                                    2,250           2         21                -                  -
 Cash dividends declared ($0.23 per share)                      -           -          -           (3,419)                 -
 Purchase of treasury stock                                     -           -          -                -                  -
 Net change in unrealized gains on securities
  available-for-sale, net of tax                                -           -          -                -               (697)

 Stock split                                            1,895,969       1,896     (1,896)               -                  -
                                                   ----------------------------------------------------------------------------
Balance, December 31, 1996                             10,078,799      10,079     32,961           15,519                 58
                                                                                      TOTAL
                                                           TREASURY STOCK          STOCKHOLDERS'
                                                       SHARES         PAR VALUE       EQUITY
                                                   ---------------------------------------------
Balance, January 1, 1995                                        -     $       -      $44,920
 Net income                                                     -             -        5,553
 Stock issued                                                   -             -        3,122
 5% stock dividend                                              -             -           (3)
 Cash paid to dissenting shareholders                           -             -         (268)
 Cash dividends declared ($0.06 per share)                      -             -         (882)
 Purchase of treasury stock                                59,528          (547)        (547)
 Net change in unrealized gains on securities
  available-for-sale, net of tax                                -             -        3,263
                                                   ---------------------------------------------
Balance, December 31, 1995                                 59,528          (547)      55,158
 Net income                                                     -             -        7,005
 Recapitalization                                               -             -            -
 Stock options exercised                                        -             -           23
 Cash dividends declared ($0.23 per share)                      -             -       (3,419)
 Purchase of treasury stock                                63,966          (586)        (586)
 Net change in unrealized gains on securities
  available-for-sale, net of tax                                -             -         (697)

 Stock split                                                    -             -            -
                                                   ---------------------------------------------
Balance, December 31, 1996                                123,494        (1,133)      57,484

                            PREMIER BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in thousands)

                                                                                                               UNREALIZED
                                                                                                             GAINS (LOSSES)
                                                                                                              ON SECURITIES
                                                            COMMON STOCK         CAPITAL      RETAINED       AVAILABLE-FOR-
                                                        SHARES      PAR VALUE    SURPLUS      EARNINGS      SALE, NET OF TAX
                                                   ----------------------------------------------------------------------------
 Net income                                                   -             -          -        11,194                     -
 Cash dividends declared ($0.17 per share)                    -             -          -        (2,586)                    -
 Shares issued in business combination                  114,598           114      1,719             -                     -
 Stock options exercised                                 87,741            88        423             -                     -
 Treasury stock purchased                                     -             -          -             -                     -
 Treasury stock retired                                (136,094)         (136)    (1,190)            -                     -
 Net change in unrealized gains on securities
  available-for-sale, net of tax                              -             -          -             -                   682

 Stock split                                          5,072,002         5,072     (5,072)
                                                   ----------------------------------------------------------------------------
Balance, December 31, 1997                           15,217,046       $15,217    $28,841       $24,127                $  740
                                                   ============================================================================
                                                                                      TOTAL
                                                           TREASURY STOCK          STOCKHOLDERS'
                                                       SHARES         PAR VALUE       EQUITY
                                                   ---------------------------------------------
 Net income                                                 -                 -       11,194
 Cash dividends declared ($0.17 per share)                  -                 -       (2,586)
 Shares issued in business combination                      -                 -        1,833
 Stock options exercised                                    -                 -          511
 Treasury stock purchased                              12,600              (193)        (193)
 Treasury stock retired                              (136,094)            1,326            -
 Net change in unrealized gains on securities
  available-for-sale, net of tax                            -                 -          682

 Stock split                                                -                 -            -
                                                   ---------------------------------------------
Balance, December 31, 1997                                  -            $    -      $68,925
                                                   =============================================

See accompanying notes.

                            PREMIER BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                             YEAR ENDED DECEMBER 31
                                                                1997                  1996                  1995
                                                         -------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $  11,194             $   7,005              $  5,553
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation                                                   2,051                 1,371                 1,069
  Amortization of intangibles                                      239                   191                   149
  Provision for credit losses                                      644                  (115)                 (582)
  Deferred income taxes                                         (1,857)                 (213)                  218
  Net (increase) decrease in loans held for sale               (26,935)                1,672               (12,958)
  Net realized (gains) losses on securities
   available-for-sale                                               29                  (147)                  235

  Gain on sale of subsidiary                                      (757)                    -                     -
  Gain on sale of thrift charter                                  (297)                    -                     -
  Increase in interest receivable                               (1,110)                 (457)                 (881)
  Increase in interest payable                                     826                   513                   712
  Other                                                            543                (2,857)                2,870
                                                         -------------------------------------------------------------
Net cash (used in) provided by operating                       (15,430)                6,963                (3,615)
 activities

INVESTING ACTIVITIES
Purchases of securities available-for-sale                     (28,886)              (76,349)              (46,266)
Proceeds from sales of securities                               27,434                19,320                16,059
 available-for-sale
Proceeds from maturities of securities
 available-for-sale                                             38,390                51,771                13,972

Purchases of securities held-to-maturity                             -                     -               (20,352)
Proceeds from sales of securities                                    -                     -                 4,561
 held-to-maturity
Proceeds from maturities of securities
 held-to-maturity                                                    -                     -                16,275

Net decrease (increase) in federal funds sold                   33,548               (32,115)               15,851
Net (increase) decrease in interest-bearing
 deposits in banks                                              (3,682)                9,651               (12,035)

Net increase in loans                                         (141,102)              (88,963)              (34,070)
Purchase of premises and equipment                              (4,338)               (7,018)               (2,634)
Investment in subsidiary, net of cash acquired                     694                     -                (5,217)
Proceeds from sale of subsidiary                                   800                     -                     -
                                                         -------------------------------------------------------------
Net cash used in investing activities                          (77,142)             (123,703)              (53,856)

                           PREMIER BANCSHARES, INC.

                                                                             YEAR ENDED DECEMBER 31
                                                                1997                  1996                  1995
                                                         -------------------------------------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                       75,767                121,200               64,377
Net increase (decrease) in repurchase agreements                9,559                  8,206               (3,056)
Net (decrease) increase in other borrowings                   (11,560)                (1,700)               3,825
Net decrease in Federal Home Loan Bank advances                (1,750)                (6,500)              (2,060)
Dividends paid                                                 (3,903)                (2,101)                (885)
Payments to dissenting shareholders                                 -                      -                 (268)
Proceeds from exercise of stock options                           511                     23                    -
Proceeds from issuance of guaranteed preferred
 beneficial interests in the Company's
 subordinated debentures                                       28,750                      -                    -
Purchase of treasury stock                                       (193)                  (586)                (547)
Proceeds from issuance of common stock                              -                      -                3,122
                                                         -------------------------------------------------------------
Net cash provided by financing activities                      97,181                118,542               64,508

Net increase in cash and due from banks                         4,609                  1,802                7,037
Cash and due from banks at beginning of year                   23,419                 21,617               14,580
                                                         -------------------------------------------------------------
Cash and due from banks at end of year                       $ 28,028               $ 23,419             $ 21,617
                                                         =============================================================

SUPPLEMENTAL DISCLOSURES
Cash paid for:
 Interest                                                    $ 29,212               $ 24,783             $ 19,225
                                                         =============================================================
 Income taxes                                                $  4,872               $  2,661             $  2,075
                                                         =============================================================
Principal balances of loans transferred to other
 real estate                                                 $    691               $    529             $  1,007
                                                         =============================================================

BUSINESS COMBINATIONS
Net cash and due from banks acquired                         $    694               $      -             $    678
                                                         =============================================================

Securities available-for-sale                                       -                      -                1,564
Loans held for sale                                             8,020                      -                7,829
Loans                                                                                      -               37,518
Premises and equipment                                            413                      -                1,402
Other assets                                                      741                      -                1,241
Goodwill                                                          367                      -                2,548
Deposits                                                            -                      -              (31,031)
Advances from Federal Home Loan Bank                                -                      -              (13,185)
Subordinated debentures                                             -                      -               (1,974)
Other liabilities                                              (8,402)                     -                 (695)
                                                         -------------------------------------------------------------
Net assets acquired, net of cash and due from
 banks                                                       $  1,139               $      -             $  5,217
                                                         =============================================================

See accompanying notes.

                            PREMIER BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Premier Bancshares, Inc., (the "Company") is a bank and thrift holding company whose business is conducted by its wholly owned subsidiaries, Premier Bank, Central and Southern Bank of Georgia, Central and Southern Bank of North Georgia, Citizens Bank of Gwinnett, and Premier Lending Corporation. In January 1997, the Company changed its name from First Alliance/Premier Bancshares, Inc. to Premier Bancshares, Inc.

Premier Bank ("Premier") is a commercial bank with operations in Atlanta, Marietta, Acworth, and Kennesaw, Georgia. Premier provides a full range of banking services to individual and corporate customers in metropolitan Atlanta, Georgia. Premier was formed by the combination of First Alliance Bank and Premier Bank during mid 1997. First Alliance was a commercial bank with operations in Marietta and Kennesaw, Georgia. Premier Bank was acquired by the Company during 1995 in a business combination accounted for as a purchase. Premier Bank was a federally chartered thrift located in Acworth, Georgia.

Central and Southern Bank of Georgia and Central and Southern Bank of North Georgia, FSB were acquired by the Company on June 23, 1997 in a business combination accounted for as a pooling of interests. They provide a full range of banking services to individuals and corporate customers in their primary market areas of central and north Georgia, respectively.

Citizens Bank of Gwinnett was acquired on December 12, 1997 and is a commercial bank that serves Gwinnett, Fulton, and Forsyth counties and provides traditional banking services to customers in those and surrounding counties.

Premier Lending Corporation originates, processes, funds and sells residential mortgage loans, construction loans and commercial finance loans primarily in the metropolitan Atlanta area. The majority of the mortgage loans are sold to independent third party investors with servicing released. A significant portion of the construction and commercial finance loans are participated to affiliated and non-affiliated financial institutions.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The most significant estimates relate to the determination of the adequacy of the allowance for credit losses.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year financial statements to conform to current presentation.

CASH AND DUE FROM BANKS

Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

INVESTMENT SECURITIES

Investment securities are classified based on management's intention on the date of purchase. Such classification is reevaluated at the date of each statement of condition. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included as a component of stockholders' equity, net of tax.

Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

LOANS HELD FOR SALE

Loans held for sale include primarily mortgage loans which are carried at the lower of aggregate cost or estimated market value. The determination of market value includes consideration of outstanding commitments from investors, related origination fees and costs, and commitment fees paid. Gains and losses on the sale of loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. The Company sells mortgage loans on a servicing released basis.

LOANS

Loans are carried at their principal amounts outstanding less unearned income, net of deferred loan fees and costs and the allowance for credit losses. Interest income on loans is credited to income based on the principal amount outstanding and is accrued as earned.

Loan origination fees and certain direct costs incurred in originating loans are deferred and recognized as income over the life of the loan.

The allowance for credit losses is maintained at a level that management believes to be adequate to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

Management considers a loan as impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the original terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. Changes to the valuation allowance are recorded as a component of the provision for credit losses. The Company has not separately evaluated smaller-balance homogeneous loans such as consumer and smaller balance commercial loans as they are collectively evaluated for impairment.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles are being amortized principally on the straight-line method over periods of from 5 to 15 years. Accumulated amortization was $1,207,000 and $968,000 at December 31, 1997 and 1996, respectively.
Amortization expense totaled $239,000, $191,000 and $149,000 for 1997, 1996 and 1995, respectively.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other income or expense.

INCOME TAXES

Income tax expense consists of current and deferred taxes. The current income tax provision approximates taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

The Company and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

INCOME PER COMMON SHARE

Effective December 15, 1997, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement 128.

Earnings per share for periods prior to 1997 have been restated to reflect the effect of business combinations accounted for as poolings of interests and stock splits. Net income per common share and net income per common share, diluted, have been adjusted $0.05 and $0.03 in 1996 and 1995, respectively, for business combinations accounted for as poolings of interests and $(0.17) and $(0.13) in 1996 and 1995, respectively, for stock splits.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             YEAR ENDED DECEMBER 31
                                                                   1997               1996               1995
                                                               --------------------------------------------------
                                                                      (In thousands, except per share data)
NUMERATOR:
 Net income                                                       $11,194            $ 7,005            $ 5,553
                                                               ==================================================

DENOMINATOR:
 Denominator for basic earnings per share - weighted
  average shares                                                   15,012             14,979             14,805
 Effect of dilutive securities - stock options                        284                293                229
                                                               --------------------------------------------------
 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed
  conversions                                                      15,296             15,272             15,033
                                                               ==================================================
Net income per share of common stock (1)                          $  0.75            $  0.47            $   .38
                                                               --------------------------------------------------
Net income per share of common stock, assuming
 dilution (1)                                                     $  0.73            $  0.46            $   .37
                                                               ==================================================

(1) After giving effect to stock splits payable to shareholders of record on January 23, 1998 and March 6, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the provisions of Statement 130 beginning in 1998. Adoption of Statement 130 by the Company is not expected to have a material impact on the Company's consolidated financial position or consolidated results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company will adopt the provisions of Statement 131 beginning in 1998. The adoption is not expected to have a material impact on the Company's consolidated financial position or consolidated results of operations.

2. BUSINESS COMBINATIONS

On December 12, 1997, the Company completed a business combination with Citizens Gwinnett Bancshares, Inc. ("Citizens") by exchanging 2,066,834 shares of the Company's common stock for all of the outstanding common stock of Citizens. The combination was accounted for as a pooling of interests and, accordingly, the current period financial statements reflect the combination as if it took place on January 1, 1997, and all prior period consolidated financial statements have been restated to include the results of Citizens.

On June 23, 1997, the Company completed a business combination with Central and Southern Holding Company ("Central and Southern") by exchanging 3,653,523 shares of the Company's common stock for all of the outstanding common stock of Central and Southern. The combination was accounted for as a pooling of interests and, accordingly, the current period financial statements reflect the combination as if it took place on January 1, 1997, and all prior period consolidated financial statements have been restated to include the results of Central and Southern.

On August 31, 1996, First Alliance Bancorp, Inc. ("First Alliance") completed a business combination with the Company by exchanging 746,530 shares of its common stock for all the outstanding common stock of the Company. Subsequent to the business combination, the combined holding company changed its name to Premier Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the results of the former Premier Bancshares, Inc.

On December 16, 1997, the Company announced that a definitive merger agreement had been entered into with Lanier Bank and Trust Company ("Lanier"). As of December 31, 1997, Lanier had total assets of $71,357,000, and for the year ended December 31, 1997 had revenue and net income of $5,477,000 and $800,000, respectively. The merger is expected to be accounted for as a pooling of interests.

On December 3, 1997, the Company announced that a definitive merger agreement had been entered into with the Bank Holding Company ("BHC"). As of December 31, 1997, BHC had total assets of 134,000,000, and for the year ended December 31, 1997 had revenue and net income of 12,455,000 and 1,219,000, respectively. The merger is expected to be accounted for as a pooling of interests.

On February 5, 1998, the Company announced that a definitive merger agreement had been signed with Button Gwinnett Financial Corporation ("BGFC"). As of December 31, 1997, BGFC had total assets of $215,191,000, and for the year ended December 31, 1997, had revenue and net income of $17,768,000 and $4,864,000, respectively. The merger is expected to be accounted for as a pooling of interests.

The following table illustrates the Company's net interest income and net income on a consolidated basis for periods prior to the business combinations discussed above:

                                                     1997               1996               1995
                                                ------------------------------------------------------
                                                                (dollars in thousands)
 Net interest income:
 Premier Bancshares, Inc., exclusive of
  pre-acquisition amounts                            $20,498          $ 9,765           $ 7,463
  Citizens (1)                                         7,796            5,914             4,219
  Central and Southern (2)                             4,699            8,280             7,893
  former Premier Bancshares, Inc. (3)                      -            1,969             1,557
                                                ------------------------------------------------------
 Total                                               $32,993          $25,928           $21,132
                                                ======================================================

 Net income:
  Premier Bancshares, Inc. exclusive of
   pre-acquisition amounts                           $ 7,744          $ 2,425           $ 1,850
  Citizens (1)                                         1,935            1,511             1,005
  Central and Southern (2)                             1,515            2,954             2,559
  former Premier Bancshares, Inc. (3)                      -              115               139
                                                ------------------------------------------------------
 Total                                               $11,194          $ 7,005           $ 5,553
                                                ======================================================

(1) 1997 amounts reflect the results of operations from January 1, 1997 through the effective merger date of December 12, 1997. Results of operations for the period from December 13, 1997 through December 31, 1997 are included in Premier Bancshares, Inc. amounts.

(2) 1997 amounts reflect the results of operations from January 1, 1997 through the effective merger date of June 23, 1997. Results of operations for the period from June 24, 1997 through December 31, 1997 are included in Premier Bancshares, Inc. amounts.

(3) 1996 amounts reflect the results of operations from January 1, 1996 through the effective merger date of August 31, 1996. Results of operations for the period from September 1, 1996 through December 31, 1996 are included in Premier Bancshares, Inc. amounts.

Effective October 17, 1997, the Company acquired Traditional Mortgage Corporation ("Traditional") for 114,598 shares of the Company's common stock at a fair market value of $1,833,000. Traditional originates residential mortgage loans primarily for sale to independent third party investors. Traditional was merged with Premier Lending Corporation. The acquisition was accounted for as a purchase and the results of operations for Traditional from the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the acquired assets and liabilities based on the fair value of those assets and liabilities as determined by the Company as set forth below (in thousands):

          Cash received                                   $     694
          Loans held for sale                                 8,020
          Premises and equipment                                413
          Other assets                                          741
          Goodwill                                              367
          Other liabilities                                  (8,402)
                                                          ---------
          Purchase price                                  $   1,833
                                                          =========

The excess of the total acquisition cost over the fair value of the assets and liabilities acquired is being amortized on a straight-line basis over a period of fifteen years.

The following unaudited pro forma results of operations give effect to the operations of Traditional as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the acquisition in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                                     YEAR ENDED DECEMBER 31
                                                                  1997                   1996
                                                        ----------------------------------------------
                                                         (dollars in thousands, except per share data)
     Revenue                                                     $90,717                $73,520
     Net income                                                   11,459                  7,054
     Net income per share of common stock, as restated
      for stock splits                                              0.76                   0.47

On May 1, 1995, Premier Bancshares, Inc. acquired all of the outstanding stock of Allotoona Federal Savings Bank for $5,496,458, including expenses related to the merger totaling $339,973. The purchase price was funded through the sale of preferred stock and a loan obtained from a third party financial institution in the amount of $3 million. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,779,772 is being amortized over a period of fifteen years. The acquisition was accounted for as a purchase and the results of operations of Allotoona Federal Savings Bank since the date of acquisition are included in the consolidated financial statements.

On January 31, 1995, First Alliance acquired Interim Alliance Corporation (d/b/a Alliance Finance) in exchange for 80% of the outstanding common stock owned personally by the President of First Alliance. The price paid for the stock was $28,000, which represents $25,000 for the initial capitalization of the Company plus $3,000 of incidental expenses. The acquisition was accounted for as a purchase. On June 30, 1997, the Company disposed of Alliance Finance and recognized a gain on the disposition of $757,000.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:

                                                          GROSS            GROSS
                                        AMORTIZED       UNREALIZED       UNREALIZED       FAIR
                                          COST            GAINS           LOSSES         VALUE
                                     ------------------------------------------------------------------
                                                          (dollars in thousands)
 SECURITIES AVAILABLE FOR SALE
 December 31, 1997:
  U.S. Treasury securities               $  3,393        $   22           $    (2)        $  3,413
  U.S. Government and agency
   securities                              43,630           308               (41)          43,897
  State and municipal securities           20,046           964                 -           21,010
  Mortgage backed securities               43,822           333              (255)          43,900
  Equity securities                         3,667             -               (86)           3,581
                                     ------------------------------------------------------------------
                                         $114,558        $1,627           $  (384)        $115,801
                                     ==================================================================

 SECURITIES AVAILABLE FOR SALE
 December 31, 1996:
  U.S. Government and agency
   securities                            $ 71,597        $  137           $  (348)        $ 71,386
  State and municipal securities           22,815           712               (49)          23,478
  Mortgage backed securities               54,111           302              (646)          53,767
  Equity securities                         2,479             -               (55)           2,424
                                     ------------------------------------------------------------------
                                         $151,002        $1,151           $(1,098)        $151,055
                                     ==================================================================

The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                                        SECURITIES
                                                          ---------------------------------------
                                                                AMORTIZED            FAIR
                                                                  COST              VALUE
                                                          ---------------------------------------
                                                                  (dollars in tousands)
          Due from one year to five years                     $ 31,801             $ 32,056
          Due from five to ten years                            23,423               23,868
          Due after ten years                                   11,845               12,396
          Mortgage-backed securities                            43,822               43,900
          Equity securities                                      3,667                3,581
                                                          ---------------------------------------
                                                              $114,558             $115,801
                                                          =======================================

Securities with a carrying value of approximately $66,237,000 and $57,564,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

Gains and losses on sales of securities consist of the following:

                                        HELD TO MATURITY
                                                                                   AVAILABLE FOR SALE
                                   -----------------------      ---------------------------------------------------
                                            1995                        1997           1996              1995
                                   -----------------------      ---------------------------------------------------
                                     (dollars in thousands)                      (dollars in thousands)
     Gross gains                          $   1                        $   1           $ 195             $ 138
     Gross losses                           (31)                         (30)            (48)             (343)
                                   -----------------------      ---------------------------------------------------
     Net realized gains (losses)          $ (30)                       $ (29)          $ 147             $(205)
                                   =======================      ===================================================

The related income tax expense (benefit) on sales of securities is $(9,000), $35,000, and $(66,000) for 1997, 1996, and 1995, respectively.

In late 1995, the FASB issued an implementation guide relating to Statement No.
115. Included in this guide was a one-time opportunity to reallocate investments between categories without calling into question the validity of the classifications. Accordingly, in December 1995, the Company transferred all of its held-to-maturity portfolio to available-for-sale. The transfer resulted in a net unrealized gain of $539,000, net of tax of $212,000, which is included in stockholders' equity.

4. LOANS

The composition of loans is summarized as follows:

                                                                           DECEMBER 31
                                                                     1997               1996
                                                          -----------------------------------------------
                                                                     (dollars in thousands)
          Commercial                                              $ 90,731              $104,230
          Real estate-construction                                 142,718               117,586
          Real estate-mortgage                                     327,709               161,825
          Consumer                                                  36,834                41,890
          Other                                                      1,422                    81
          Less: loans held for sale                                (59,363)              (24,408)
                                                          -----------------------------------------------
                                                                   540,051               401,204
          Less unearned income                                      (2,294)                 (593)
          Net deferred loan (fees) costs                             1,271                    22
          Less allowance for credit losses                          (8,847)               (7,603)
          Loans, net                                              $530,181              $393,030
                                                          ===============================================

The Company had loan participations sold in the amount of $21,020,000 and $52,402,000 at December 31, 1997 and 1996, respectively.

Changes in the allowance for credit losses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                 1997              1996           1995
                                        --------------------------------------------------------
                                                        (dollars in thousands)
    Balance, beginning of year                 $7,603            $6,776           $ 6,389
      Allowance acquired (disposed)
       in acquisitions and disposals              (74)                                294
      Provision for credit losses                 644              (115)             (582)
      Loans charged off                          (501)             (603)           (1,757)
      Recoveries                                1,175             1,545             2,432
                                        --------------------------------------------------------
    Balance, end of year                       $8,847            $7,603           $ 6,776
                                        ========================================================

Loans in nonaccrual status at December 31, 1997 and 1996 totaled $2,674,000 and $1,532,000, respectively. The total recorded investment in impaired loans was $2,802,000 and $1,660,000 at December 31, 1997 and 1996, respectively. None of these loans had a specific allowance for credit losses at December 31, 1997 and 1996. The average recorded investment in impaired loans for 1997, 1996 and 1995 was $1,343,000 $1,617,000 and $1,649,000, respectively. Interest income on impaired loans of $25,000, $118,000 and $10,000 was recognized for cash payments received for the years ended 1997, 1996 and 1995, respectively. Interest income lost on impaired loans during 1997, 1996, and 1995 was $106,000, $168,000, and $71,000, respectively.

The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows in thousands:


          Balance, beginning of year                        $5,872
          Advances                                           2,196
          Repayments                                         1,854
                                                       -----------
          Balance, end of year                              $6,214
                                                       ===========


5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                       DECEMBER 31
                                                              1997                    1996
                                                     -----------------------------------------------
                                                                  (dollars in thousands)
     Land                                                  $  4,275                  $ 3,546
     Buildings and improvements                              13,372                   12,045
     Furniture and equipment                                 14,380                   10,728
                                                     -----------------------------------------------
                                                             32,027                   26,319
     Accumulated depreciation                               (11,378)                  (8,590)
                                                     -----------------------------------------------
     Premises and equipment, net                           $ 20,649                  $17,729
                                                     ===============================================

6. DEPOSITS

Time deposits over $100,000 as of December 31, 1997 and 1996 were $94,831,000 and $95,323,000, respectively. Related interest expense was $5,626,000, $4,227,000, and $3,527,000 for the years ended 1997, 1996, and 1995. Included in demand and savings and money market deposits were NOW accounts totaling $87,484,000, $68,991,000 and $54,188,000 at December 31, 1997, 1996 and 1995,
respectively.  Time deposits of $297,299,000, $39,982,000, $17,520,000,
$10,681,000 and $10,995,000 mature in 1998, 1999, 2000, 2001 and 2002, respectively.

7. BORROWINGS

The Company's borrowings are summarized as follows:

                                                                         DECEMBER 31
                                                               1997                       1996
                                                    -----------------------------------------------
                                                                    (dollars in thousands)
      Federal funds purchased and securities sold
       under repurchase agreements                          $21,423                     $11,864

      FHLB advances                                           2,875                       4,625
      Other borrowings                                       12,135                      18,983
                                                    -----------------------------------------------
      Total borrowings                                      $36,433                     $35,472
                                                    ===============================================

As of December 31, 1997, the Company had entered into two repurchase agreements totaling $21,423,000. Interest is payable monthly at 4.0% and 4.64%. The Company has pledged various U.S. Government and agency securities as collateral.

Advances from the Federal Home Loan Bank totaled $2,875,000 at December 31, 1997. The advances have maturity dates ranging from January 2, 1998 through August 1, 2001. Interest is payable monthly at rates ranging from 5.91% to 8.41%. Advances are collateralized by a blanket floating lien on qualifying first mortgages and pledges of certain securities and the Company's Federal Home Loan Bank stock.

Included in other borrowings at December 31, 1997 are subordinated debentures, a line of credit, and treasury, tax and loan deposits. The subordinated debentures total $475,000 at December 31, 1997, are payable on demand, and may be repaid by the Company at a price equal to 100% of the principal balance plus accrued interest to date of redemption without penalty. The Company's line of credit is with a nonaffiliated institution bearing interest at prime minus 75 basis points (7.75% at December 31, 1997), payable quarterly. The outstanding balance at December 31, 1997 is $10,160,000 and the available balance is $4,840,000. This line matures on June 30, 2008 and is secured by all stock of the Company and its subsidiaries. Treasury, tax and loan deposits, which total $1,500,000 at December 31, 1997, are made by local businesses to be remitted to the government. Interest on these deposits is payable monthly at a rate of 5.28%.

In connection with the line of credit, the Company has agreed, among other covenants, to maintain earnings, reserves for credit losses, and capital at certain minimum levels. During 1997, the Company was in compliance with these covenants.

The Company's weighted-average interest rate on short-term borrowings as of December 31, 1997 and 1996 was 7.31% and 7.57%, respectively.

Principal maturities of borrowings outstanding as of December 31, 1997 are summarized as follows:

                                                                   AMOUNT
                                                         --------------------------
                                                           (dollars in thousands)
          1998                                                     $34,558
          1999                                                         875
          2000                                                           -
          2001                                                       1,000
          2002                                                           -
          Thereafter                                                     -
                                                            -------------------
          Total                                                    $36,433
                                                            ===================

8. TRUST PREFERRED SECURITIES

In November 1997, the Company issued, through a wholly owned subsidiary, Premier Capital Trust I (the "Trust"), 9.00% Cumulative Trust Preferred Securities ("Preferred Securities") with an aggregate liquidation amount of $28,750,000, which are redeemable at the option of the Company on or after December 31, 2007 or upon the occurrence of certain regulatory events. Holders of Preferred Securities are entitled to receive cumulative cash distributions, at the annual rate of 9.00% of the liquidation amount of $25.00 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears. The Company has guaranteed the payment of distributions and payments on liquidation of redemption of the Preferred Securities, but only in each case to the extent of funds held by the Trust.

The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust, which consist solely of 9.00% Subordinated Debentures (the "Subordinated Debentures") issued by the Company to the Trust. The Subordinated Debentures bear interest at 9.00%, payable quarterly. The Subordinated Debentures are unsecured and are effectively subordinated to all existing and future liabilities of the Company. The Company has the right, at any time, so long as no event of default has occurred, to defer payments of interest on the Subordinated Debentures for a period not to exceed 20 consecutive quarters. Exercise of this right by the Company will result in the deferral of quarterly distributions on the Preferred Securities; however, interest will continue to accrue on the Subordinated Debentures and unpaid dividends accumulate on the Preferred Securities. The proceeds from the Preferred Securities qualifies as tier i capital with respect to the company under the risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of tier i capital limit the amount of cumulative preferred stock which can be included in tier i capital to 25% of total tier i capital.

9. EMPLOYEE BENEFIT PLANS

The Company has defined-contribution employee benefit plans incorporating provisions of section 401(k) of the Internal Revenue Code. Generally, employees of the company must have from 60 days to one year of service to become eligible. Under the plans' provisions, a plan member may make contributions, on a tax-deferred basis, from 1% to 20% of total compensation not to exceed the maximum established annually by the Internal Revenue Service. The Company makes discretionary contributions and matching contributions in amounts ranging from 1% to 75% of total contributions by a plan member, to a maximum of between 4% and 6% of the employee's total calendar year compensation. Contributions to the plans charged to expense were $484,000, $158,000 and $118,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. Stock Option Plans

Stock options to purchase shares of the Company's common stock are issued under the following five plans:

The Company has a Directors' Deferred Stock Unit Plan ("Unit Plan") which replaces the former Directors' Stock Option Plan. Under the Unit Plan, each eligible director can elect to defer payment of directors fees to be received as shares of the Company's common stock at 85% of the market price on the award date. A total of 225,000 shares of common stock have been reserved for issuance under the Unit Plan. Awards made under the Unit Plan are deemed to be immediately vested but cannot be exercised until the date the Director is no longer a board member.

The Company had a Directors' Stock Option Plan ("Directors' Plan") under which the Company could grant options to purchase shares of common stock to eligible directors. The purchase price of the stock was not less than the fair market value of the stock on the date the option was granted. Under the Directors' Plan, the number of shares issued did not to exceed an aggregate of 30,000 shares. The option period does not exceed ten years from the date of grant. All available options under the Plan have been granted.

The Company has a 1997 Stock Option Plan ("Employee Plan") under which the Company can grant options to purchase shares of common stock to certain key employees. The purchase price of the stock will not be less than the fair market value of such shares on the date the option is granted. Under the Employee Plan, the number of shares issued is not to exceed an aggregate of 1,125,000 shares. The option period will not exceed ten years from the date of grant.

The Company has a 1995 Stock Option Plan whereby the Company may grant incentive stock options and nonqualified stock options to certain key employees to purchase up to 112,500 shares of the Company's common stock at a price not less than the fair market value of such shares on the date the option is granted.
The option period will not exceed ten years from the date of grant. All available options under the Plan have been granted.

The Company has a 1993 Employee Stock Option Plan whereby the Company can grant options to purchase an aggregate of 60,000 shares of common stock to certain key employees at a price not less than the fair market value of the stock on the date the option is granted. The option period will not exceed ten years from the date of grant. All available options under the Plan have been granted.

Information related to the various option plans has been restated for stock splits and is summarized as follows:

                                                                        December 31
                                             1997                         1996                        1995
                                 ------------------------------------------------------------------------------------
                                                   WEIGHTED                   WEIGHTED                    WEIGHTED
                                                   AVERAGE                    AVERAGE                     AVERAGE
                                                   EXERCISE                   EXERCISE                    EXERCISE
                                     NUMBER         PRICE         NUMBER       PRICE          NUMBER       PRICE
                                -------------------------------------------------------------------------------------

     Under option, beginning of
      year                             436,005     $4.04          367,620       $3.65         235,769        $3.35
       Granted                         337,553      9.44           75,834        5.87         144,039         4.15
       Exercised                      (148,266)     4.64           (6,093)       3.69               -            -
       Expired                          (3,000)     5.75           (1,356)       3.69         (12,188)        3.69
                                -------------------------------------------------------------------------------------
     Under option, end of year         622,292     $5.63          436,005       $4.04         367,620        $3.65
                                =====================================================================================

                                                                                               WEIGHTED

                                                                               WEIGHTED         AVERAGE
                                                                               AVERAGE         REMAINING
                                                                               EXERCISE       CONTRACTUAL
                                            NUMBER             PRICE            PRICE        LIFE IN YEARS
                                      --------------------------------------------------------------------------
     Options outstanding and
      exercisable, end of year                250,587          $ 2.83-4.17         $3.46            7


                                               30,198            4.18-5.51          5.00            8


                                               53,241            5.52-6.85          5.90            9
                                          -----------
                                              334,026
                                          ===========
     Options outstanding not
      exercisable, end of year                288,266          $6.86-10.67          9.54           10
                                          -----------
                                              622,292
                                          ===========

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation for stock-based employee compensation expense awards for the years ended December 31, 1997 and 1996.

If the Company had recognized compensation expense in accordance with Statement 123, net income and net income per share would have been as follows:

                                                     NET          NET INCOME PER      NET INCOME PER
                                                   INCOME             SHARE           SHARE (DILUTED)
                                              -------------------------------------------------------
                                                     (dollars in thousands, except per share data)
          DECEMBER 31, 1997
          As reported                             $11,194           $ 0.75             $ 0.73
          Stock based compensation, net of
           related tax effect                        (319)           (0.03)             (0.02)
                                              -------------------------------------------------------
          As adjusted                             $10,875           $ 0.72             $ 0.71
                                              =======================================================

          DECEMBER 31, 1996
          As reported                             $ 7,005           $ 0.47             $ 0.46
          Stock based compensation, net of
           related tax effect                         (72)               -                  -
                                              -------------------------------------------------------
          As adjusted                             $ 6,933           $ 0.47             $ 0.46
                                              =======================================================

          DECEMBER 31, 1995
          As reported                             $ 5,553           $ 0.38             $ 0.37
          Stock based compensation, net of
           related tax effect                         (68)           (0.01)             (0.01)
                                              -------------------------------------------------------
          As adjusted                             $ 5,485           $ 0.37             $ 0.36
                                              =======================================================

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $3.46, $1.43 and $0.72, respectively, using the Black Scholes option-pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions.

                                                         1997                1996              1995
                                                -----------------------------------------------------------
     Risk free interest rate                             6.45%               6.45%             6.45%
     Expected life of the options                      10 YEARS           10 Years           10 Years
     Expected dividends (as a percent of the
      fair value of the stock)                             1.00%              2.68%              3.85%
     Volatility                                           32.20%              9.73%             10.03%

11. Income Taxes

Income tax expense (benefit) consists of the following:

                                                    CURRENT       DEFERRED      TOTAL
                                            -----------------------------------------------------
                                                            (dollars in thousands)
     1997:
         Federal                                   $6,089          $(1,222)       $4,867
         State                                      1,186             (635)          551
                                            -----------------------------------------------------
     Total                                          7,275           (1,857)        5,418

     1996:
         Federal                                    2,046             (181)        1,865
         State                                        361              (32)          329
                                            -----------------------------------------------------
     Total                                          2,407             (213)        2,194

     1995:
         Federal                                    1,675              185         1,860
         State                                         29               33           328
                                            -----------------------------------------------------
     Total                                          1,970              218         2,188

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows in thousands:

                                                         DECEMBER 31
                                               1997          1996            1995
                                       ------------------------------------------------
Income taxes at statutory rate               $5,814         $3,132         $2,636
State tax, net of federal benefit               357              -             46
Tax-exempt interest income                     (447)          (383)          (273)
Disallowed merger expenses                      430            142             36
Valuation allowance adjustment                 (554)          (691)          (262)
Other items, net                               (182)            (6)             5
                                       ------------------------------------------------
Income tax expense                           $5,418         $2,194         $2,188
                                       ================================================

The components of deferred income taxes are as follows:

                                                                                             DECEMBER 31
                                                                                    1997                    1996
                                                                                ------------------------------------
                                                                                        (dollars in thousands)
          Deferred tax assets:
           Loan loss reserves                                                      $1,004                 $  278
           Deferred compensation                                                      160                    151
           Deferred loan fees, net of costs                                           233                      -
           Other real estate                                                          104                     89
           Investment securities available-for-sale                                     -                      6
           Write-down of mutual funds                                                  19                     19
           Net operating loss carryforward                                            713                    585
           Georgia tax credits carryforward                                           147                    240
           Pension                                                                     64                     45
           Post-retirement benefits other than pensions                                70                     48
           Alternative minimum tax carryforwards                                      589                    589
           Valuation allowance                                                          -                   (554)
                                                                               -------------------------------------
                                                                                    3,103                  1,496
                                                                               -------------------------------------

          Deferred tax liabilities:
           Depreciation and amortization                                              765                    721
           Deferred loan fees, net of cost                                              -                    142
           Investment securities available-for-sale                                   489                      -
           Cash method accounting on certain receivables                                -                    144
           Other                                                                       21                     23
                                                                                -----------------------------------
                                                                                    1,275                  1,030
                                                                                -----------------------------------
          Net deferred tax assets                                                  $1,828                 $  466
                                                                                ===================================

Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will be more likely than not realized. Accordingly, no valuation allowance has been recognized.

At December 31, 1997, the Company has available net operating loss carryforwards of approximately $762,000 and $7,561,000 for Federal and State income tax purposes, respectively. At December 31, 1997 the Company had AMT carryforwards of $1,630,000 and state income tax credit carryforwards of $2,455,000. If unused, the carryforwards will expire beginning in 2009. Utilization of the net operating loss carryforwards is subject to the separate return limitations and change of ownership rules of the Internal Revenue Code.

12. COMMITMENTS AND CONTINGENCIES

The Company enters into firm commitments to sell at agreed upon prices mortgage loans which it has originated. The sales price for the loans is set based on market rates at the time the commitment is entered into. The Company generally has ten days after a mortgage loan closes in which to provide the investor with the loan documentation, at which time the investor will fund the loan. The investor bears the interest rate risk on the loan from the time of the commitment. The Company's risk is limited to specific recourse provisions within the agreement with the investor and its ability to provide the required loan documentation to the investor within the commitment period.

The Company sells mortgage loans to investors under various blanket agreements. Under the agreements, investors generally have a limited right of recourse to the Company for normal representations and warranties and, in some cases, for delinquencies within the first three to six months which lead to loan default and foreclosure. Management believes that the risk of loss to the Company as a result of these provisions is insignificant.

The Company enters into residential construction and commercial loan commitments in advance of closing to fund loans to its customers at locked-in interest rates in the normal course of business. These instruments, to the extent they are not covered by investor purchase commitments, involve credit and interest rate risk in excess of the amount recognized in the financial statements.

In the normal course of business, the Company enters into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded mortgage loan commitments, residential construction and commercial loan commitments, commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                              DECEMBER 31
                                                                      1997                   1996
                                                                ----------------------------------------
                                                                        (dollars in thousands)
     Unfunded mortgage loan commitments                             $ 17,643               $ 20,000
     Construction and commercial real estate commitments
                                                                     135,807                117,399
     Standby letters of credit                                         2,236                  1,383
                                                                ----------------------------------------
                                                                    $155,686               $138,782
                                                                ========================================

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

At December 31, 1997, the Company had agreements with unaffiliated institutions allowing it to sell participations in loans at the Company's option. The unused participation amount was $8,741,000 at December 31, 1997.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

The Company leases office facilities and certain equipment under noncancelable lease agreements. Future minimum lease commitments at December 31, 1997 are summarized as follows:

     Year ending December 31,
     1998                                         $1,318,000
     1999                                          1,150,000
     2000                                            924,000
     2001                                            665,000
     2002                                            630,000
     Thereafter                                    2,377,000
                                                --------------
                                                  $7,064,000
                                                ==============

Rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,018,000, $756,000 and $117,000, respectively.

The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on their average deposits. The Company's average reserve requirement was $11,422,000 and $9,716,000 during 1997 and 1996, respectively.

13. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in the greater metropolitan Atlanta area and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in the metro Atlanta area.

A substantial portion of the Company's loan portfolio is secured by real estate. A substantial portion of these loans is secured by real estate in the Company's primary market area.

14. REGULATORY MATTERS

The banking and thrift subsidiaries of the Company are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $5,652,000 of retained earnings were available for dividend declaration without supervisory approval.

The Company and its banking and thrift subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts of capital. Management believes, as of December 31, 1997, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the banking and thrift subsidiaries were all well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and its subsidiaries must each maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Company's or its subsidiaries' category.

The Company and its banking and thrift subsidiaries' actual capital amounts and ratios at December 31, 1997 and 1996 are as shown below:
 .

                                                                   DECEMBER 31, 1997
                                                                                               TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                      FOR CAPITAL           PROMPT CORRECTIVE
                                              ACTUAL               ADEQUACY PURPOSES        ACTION PROVISIONS
                                  ---------------------------------------------------------------------------------
                                       AMOUNT         RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                  ---------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Total capital (to Risk Weighted
 Assets):
  Consolidated                       $101,852         16.29%       $50,033        8.00%       $62,541       10.00%
  Premier                              29,017         10.44%        22,229        8.00%        27,787       10.00%
  Milledgeville                        20,453         18.09%         9,039        8.00%        11,299       10.00%
  North Georgia                         7,377          8.97%         6,579        8.00%         8,223       10.00%
  Citizens                             13,768         10.20%        10,803        8.00%        13,504       10.00%
Tier I Capital (to Risk Weighted
 Assets):
  Consolidated                         87,968         14.07%        25,017        4.00%        37,525        6.00%
  Premier                              26,370          9.47%        11,115        4.00%        16,672        6.00%
  Milledgeville                        19,021         16.59%         4,520        4.00%         6,779        6.00%
  North Georgia                         6,347          7.70%         3,289        4.00%         4,934        6.00%
  Citizens                             12,263          9.08%         5,401        4.00%         8,102        6.00%
Tier I Capital (to Average
 Assets):
  Consolidated                         87,968         11.37%        30,941        4.00%        38,677        5.00%
  Premier                              26,320          7.43%        14,163        4.00%        17,702        5.00%
  Milledgeville                        19,021         12.27%         6,200        4.00%         7,750        5.00%
  Citizens                             12,263          7.41%         6,621        4.00%         8,276        5.00%
Core Capital
 North Georgia                          6,347          6.73%         2,829        3.00%
Tangible Capital
 North Georgia                          6,347          6.73%         1,414        1.50%

                                                                    DECEMBER 31, 1996
                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                        FOR CAPITAL             PROMPT CORRECTIVE
                                              ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                  ---------------------------------------------------------------------------------
                                       AMOUNT         RATIO         AMOUNT        RATIO       AMOUNT        RATIO
                                  ---------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Total capital (to Risk Weighted
 Assets):
  Consolidated                         $59,787        12.57%       $38,051        8.00%      $47,563       10.00%
  First Alliance Bank                   18,716        14.02%        10,680        8.00%       13,350       10.00%
  Premier                                6,221         8.57%         5,807        8.00%        7,259       10.00%
  Milledgeville                         19,064        20.00%         7,805        8.00%        9,757       10.00%
  North Georgia                          5,810        12.00%         3,946        8.00%        4,933       10.00%
  Citizens                              11,338        10.90%         8,315        8.00%       10,394       10.00%
Tier I Capital (to Risk Weighted
 Assets):
  Consolidated                          54,430        11.45%        19,015        4.00%       28,522        6.00%
  First Alliance Bank                   17,044        12.74%         5,351        4.00%        8,027        6.00%
  Premier                                5,819         8.02%         2,902        4.00%        4,353        6.00%
  Milledgeville                         17,822        18.00%         3,903        4.00%        5,854        6.00%
  North Georgia                          5,187        11.00%         1,973        4.00%        2,960        6.00%
  Citizens                              10,303         9.90%         4,158        4.00%        6,236        6.00%
Tier I Capital (to Average
 Assets):
  Consolidated                          54,430         8.15%        26,714        4.00%       33,393        5.00%
  First Alliance Bank                   17,044         8.89%         7,669        4.00%        9,586        5.00%
  Premier                                5,819         6.86%         3,393        4.00%        4,241        5.00%
  Milledgeville                         17,822        12.00%         6,004        4.00%        7,505        5.00%
  Citizens                              10,303         6.70%         6,161        4.00%        7,702        5.00%
Core Capital
 Premier                                 5,819         5.85%         2,984        3.00%
 North Georgia                           5,187         7.00%         2,140        3.00%
Tangible Capital
 Premier                                 5,819         5.85%         1,492        1.50%
 North Georgia                           5,187         7.00%         1,070        1.50%

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

   CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD

   The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

   SECURITIES AVAILABLE-FOR-SALE

   Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

   LOANS

   For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values. The carrying amount of loans held for sale approximates fair value.

   DEPOSITS

   The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on such certificates.

   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS, FEDERAL HOME LOAN BANK ADVANCES, TRUST PREFERRED SECURITIES AND OTHER BORROWINGS

   The fair values of Federal Home Loan Bank advances, Trust Preferred Securities and other borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of variable-rate other borrowings and securities sold under repurchase agreements approximate the carrying value.

   ACCRUED INTEREST

   The carrying amounts of accrued interest approximate their fair values.

   OFF-BALANCE-SHEET INSTRUMENTS

   Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded or closed. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the Company's financial instruments were as follows:

                                                     DECEMBER 31, 1997                   DECEMBER 31, 1996
                                           ----------------------------------------------------------------------
                                                  CARRYING            FAIR            CARRYING            FAIR
                                                   AMOUNT            VALUE             AMOUNT            VALUE

                                           ----------------------------------------------------------------------
                                                                   (dollar in thousands)
     Financial assets:
      Cash, due from banks,
       interest-bearing deposits in banks
       and Federal funds sold
                                                   $ 52,352          $ 52,352          $ 77,613          $ 77,613
      Securities available-for-sale                 115,801           115,801           151,055           151,055
      Loans                                         589,544           589,275           417,439           418,113
      Accrued interest receivable                     5,652             5,652             4,510             4,510
     Financial liabilities:
      Deposits                                      652,977           653,685           577,212           578,864
      Federal funds purchased and
       securities sold under repurchase
       agreements                                    21,423            21,423            11,864            11,864


      Federal Home Loan Bank advances
                                                      2,875             2,920             4,625             4,722
      Trust Preferred Securities                     28,750            28,750                --                --
      Other borrowings                               12,135            12,135            18,983            18,985
      Accrued interest payable                        3,985             3,985             3,203             3,203

16. STOCKHOLDERS' EQUITY

The Company declared a three for two stock split on January 8, 1998 for stockholders of record as of January 23, 1998. All per share data presented for 1997, 1996 and 1995 has been restated to reflect the split.

On February 24, 1997, the Company declared a 1.8055 stock split for stockholders of record as of March 6, 1997. All per share data has been restated to reflect the split.

On August 31, 1996, the Company changed the par value of its common stock from five dollars to one dollar per share.

17. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of Premier Bancshares, Inc. at December 31, 1997 and 1996, and the statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995:

                            CONDENSED BALANCE SHEETS

                                                                 1997              1996
                                                             -----------------------------
                                                                     (In Thousands)
     ASSETS
     Cash and cash equivalents                                 $21,794            $ 1,231
     Investment in subsidiaries                                 73,055             61,165
     Securities available-for-sale                                 481                  -
     Other assets                                                3,307              2,200
                                                             -----------------------------
     Total assets                                              $98,637            $64,596
                                                             =============================
     LIABILITIES
     9.00% Subordinated debentures due 2027                    $29,639            $     -
     Other borrowings                                                -              5,649
     Other liabilities                                              73               1463
                                                             -----------------------------
                                                                29,711              7,112
     Stockholders' equity                                       68,925             57,484
                                                             -----------------------------
     Total liabilities and stockholders' equity                $98,637            $64,596
                                                             =============================

                        CONDENSED STATEMENTS OF INCOME

                                                   1997               1996                 1995
                                             ---------------------------------------------------------
                                                               (dollar in thousands)
Income:
 Interest on deposits                             $    92            $    24              $    51
 Interest and fees on loans                             -                  -                  424
 Dividends from subsidiaries                        4,053              3,983                2,133
 Other income                                       1,101                 93                  401
                                             ---------------------------------------------------------
                                                    5,246              4,100                3,009
                                             ---------------------------------------------------------

Expenses:
 Salaries and employee benefits                       284                 56                  911
 Interest                                             737                360                  336
 Merger related expenses                              859                468                    -
 Legal and professional                               186                 42                   80
 Other expenses                                       517                509                  680
                                             ---------------------------------------------------------
Total expenses                                      2,583              1,435                2,007
                                             ---------------------------------------------------------
Income before income tax benefits
 and equity in undistributed income
 of subsidiaries                                    2,663              2,665                1,002

Benefit for income taxes                             (804)              (766)                (407)
                                             ---------------------------------------------------------

Income before equity in
 undistributed income of subsidiary                 3,467              3,431                1,409
Equity in undistributed income of
 subsidiary                                         7,727              3,574                4,144
                                             ---------------------------------------------------------
Net income                                        $11,194             $7,005               $5,553
                                             =========================================================

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                             1997                 1996               1995
                                                       --------------------------------------------------------
                                                                          (dollar in thousands)
OPERATING ACTIVITIES
Net income                                                 $11,194              $ 7,005             $ 5,553
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
Depreciation                                                    13                   10                   7
Amortization                                                    10                   33                  30
Undistributed income of subsidiaries                        (7,727)              (3,574)             (4,144)
Gain on sale of subsidiary                                    (757)                   -                   -
Gain on sale of thrift charter                                (297)                   -                   -
Net increase in loans held for sale                              -                    -                (457)
Other                                                       (1,189)                 425                 275
                                                       --------------------------------------------------------
Net cash provided by operating activities                    1,247                3,899               1,264

INVESTING ACTIVITIES
Net increase in loans                                            -                    -              (1,647)
Purchase of premises and equipment                               -               (1,113)                  -
Investment in subsidiaries                                  (1,889)              (1,684)             (7,739)
Proceeds from sale of subsidiary                               800                    -                   -
Proceeds from sale of premises and equipment                     -                    -                  20
                                                       --------------------------------------------------------
Net cash used in investing activities                       (1,089)              (2,797)             (9,366)

FINANCING ACTIVITIES
Net (decrease) increase in other borrowings                 (5,649)               2,393               5,695
Dividends paid                                              (3,903)              (2,101)               (885)
Proceeds from exercise of stock options                        511                   23                   -
Purchase of treasury stock                                    (193)                (586)               (547)
Proceeds from common stock issued                                -                    -               3,122
Proceeds from issuance of 9.00%
 Subordinated Debentures                                    29,639                    -                   -
Payments to dissenting shareholders                              -                    -                (268)
                                                       --------------------------------------------------------
Net cash provided by (used in) financing
 activities                                                 20,405                 (271)              7,117


Net increase (decrease) in cash                             20,563                  831                (985)
Cash at beginning of year                                    1,231                  400               1,385
                                                       --------------------------------------------------------
Cash at end of year                                        $21,794              $ 1,231             $   400
                                                       ========================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On December 29, 1997, Mauldin & Jenkins, LLC ("Mauldin & Jenkins"), the Company's principal accountant was dismissed and Ernst & Young LLP was retained as the Company's principal accountant. Mauldin & Jenkins' report on the financial statements for 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the Audit Committee of the Board of Directors of the Company and approved by the Board of Directors. Prior to Mauldin & Jenkins' dismissal, there were no disagreements with Mauldin & Jenkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the caption "Election of Directors" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1998 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1998 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1998 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in the Form S-4 Registration Statement filed by the Company which contains the Proxy Statement used in connection with the Company's 1998 Annual Shareholders Meeting, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

The following Consolidated Financial Statements of Premier Bancshares, Inc. are included in Item 8:

Report of Independent Auditors

Consolidated Statements of Condition - December 31, 1997 and 1996

Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

All Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

Exhibit
Number         Exhibit
------         -------
3.1            Articles of Incorporation, as amended February 4, 1997
               (Incorporated by reference as Exhibit 3.1 from the Premier's Form
               10-K for the year ended December 31, 1996).
3.2            Bylaws of Registrant, as amended (Incorporated by reference as
               Exhibit 3.3 from the Premier's Form 10-QSB for the quarter ended
               September 30, 1996).
3.3            Amendment to Bylaws
4.1            Form of Common Stock Certificate (Incorporated by reference as
               Exhibit 4.1 to Premier's Form 10-K for the fiscal year ended
               December 31, 1996).
10.1           Individual Director's Defined Benefit Plan Agreements, dated
               January 1, 1994, between First Alliance Bank and each of its directors (Incorporated by reference as Exhibit 10.6 to Premier's
               Form 10-K for the year ended December 31, 1996).
10.2           First Alliance Bank 1995 Stock Option Plan, dated as of August 8,
               1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement (Incorporated by reference as Exhibit 10.5 to Premier's Form 10-KSB for the fiscal year ended December 31, 1995).
10.3           Guaranty, dated March 25, 1996 by Premier relating to a
               $2,000,000 loan made by The Bankers Bank to Interim Alliance
               Corporation (d/b/a Alliance Finance) (Incorporated by reference as Exhibit 10.5 to Premier's Form 10-KSB for the fiscal year ended December 31, 1995).
10.4           Employment Agreement dated as of January 1, 1997 by and between
               Premier Lending and George S. Phelps (Incorporated by reference as Exhibit 10.5 to Premier's Form 10-K for the fiscal year ended
               December 31, 1996).
10.5           Employment Agreement dated as of January 1, 1997 by and between
               Premier Lending and Michael W. Lane (Incorporated by reference as
               Exhibit 10.5 to Premier's Form 10-K for the fiscal year ended
               December 31, 1996).

10.6 Employment Agreement dated as of January 1, 1997 by and between Premier Lending and Brian D. Schmitt (Incorporated by reference as Exhibit 10.6 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.7 Amendment to Employment Agreement dated as of January 1, 1997 by and between First Alliance/Premier Bancshares, Inc. and Darrell
               D. Pittard (Incorporated by reference as Exhibit 10.7 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.8 Employment Agreement dated as of June 23, 1997 by and among Premier Bancshares, Inc., Premier Lending and Darrell D. Pittard (Incorporated by reference as Exhibit 10.8 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.9 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996 (Incorporated by reference as Exhibit 10.9 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.10 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated February 25, 1997 (Incorporated by reference as
               Exhibit 10.10 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.11 Second Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated May 31, 1997 (Incorporated by reference as Exhibit
               10.12 to Premier's Form 10-Q for the quarter ended June 30,
               1997).
10.12 Purchase and Assumption Agreement by and between Premier bank, FSB and First Alliance Bank dated December 19, 1996 (Incorporated by reference as Exhibit 10.11 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.13 First Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 13, 1997 (Incorporated by reference as Exhibit 10.12 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.14 Second Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated March 25, 1997 (Incorporated by reference as Exhibit 10.13 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.15 Third Amendment to purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated May 31, 1997 (Incorporated by reference as Exhibit 10.16 to Premier's Form 10-Q for the quarter ended June 30, 1997).
10.16 Premier Bancshares, Inc. 1997 Stock Option Plan (Incorporated by reference as Exhibit 10.14 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.17 Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and Central and Southern Holding Company (Incorporated by reference from the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.18 Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between Premier and Central and Southern Holding Company (Incorporated by reference from the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).
10.19 Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by and between The Central and Southern Bank of North Georgia, FSB and The Central and Southern Bank of Georgia dated August 11, 1997 (Incorporated by reference as
               Exhibit 10.21 to Premier's Form 10-Q for the quarter ended June 30, 1997).
10.20 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and The Central and Southern Bank of North Georgia, FSB dated August 11, 1997 (Incorporated by reference as
               Exhibit 10.22 to Premier's Form 10-Q for the quarter ended June 30, 1997).
10.21 Amended and Restated Premier Bancshares, Inc. Director's Deferred Stock Unit Plan (Incorporated by reference from Appendix E to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.22 Agreement and Plan of Reorganization dated June 24, 1997, between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.23 First Amendment to Agreement and Plan of Reorganization dated July 24, 1997, between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.24 Second Amendment to Agreement and Plan of Reorganization dated September 15, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.25 Third Amendment to Agreement and Plan of Reorganization dated September 19, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.26 Loan and Security Agreement dated June 12, 1997 by and among Premier, Premier Lending, Alliance Finance, Inc. and The Bankers Bank (Incorporated by reference from Exhibit 10.27 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.27 Employment Agreement dated as of December 11, 1990, as amended on March 11, 1997 and December 12, 1997 by and among Citizens Bank of Gwinnett and Thomas J. Martin (Incorporated by reference from Exhibit 10.28 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.28 Agreement and Plan of Reorganization dated December 3, 1997 by and between Premier and The Bank Holding Company (Incorporated by reference from Exhibit 10.29 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.29 First Amendment to Agreement and Plan of Reorganization dated December 18, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.30 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.30 Second Amendment to Agreement and Plan of Reorganization dated December 23, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.31 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.31 Third Amendment to Agreement and Plan of Reorganization dated December 31, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.32 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.32 Fourth Amendment to Agreement and Plan of Reorganization dated January 15, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.33 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.33 Agreement and Plan of Reorganization dated February 5, 1998, by and between Premier and Button Gwinnett Financial Corporation (Incorporated by reference from Exhibit 2.1 to Premier's Form 8-K dated February 5, 1998).
10.34 Stock Option Plan for the Marketing and Development Board of Gwinnett County.
21.1 Subsidiaries of Premier Bancshares, Inc. (Incorporated by reference from Exhibit 21.1 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
23.1           Consent of Ernst & Young LLP
23.2           Consent of Mauldin & Jenkins, LLC
27.1           Financial Data Schedule (for SEC use only).


Reports on Form 8-K filed in the fourth quarter of 1997.

      On October 21, 1997, the Company filed a Form 8-K to report (i) financial statements of the Company for the fiscal years ended December 31, 1994, 1995 and 1996, restated to reflect the Company's merger with Central and Southern Holding Company on June 23, 1997, which was accounted for as a pooling of interests, and
(ii) certain pro forma financial information for December 31, 1994, 1995 and 1996, and June 30, 1996 and June 30, 1997, which reflected the Company's proposed merger with Citizens Gwinnett Bankshares, Inc. if such merger were accounted for as a pooling of interests.

      On November 5, 1997, the Company filed an amendment to its Form 8-K filed on October 21, 1997 to report amended (i) financial statements of the Company for the fiscal years ended December 31, 1994, 1995 and 1996, restated to reflect the Company's merger with Central and Southern Holding Company on June 23, 1997, which was accounted for as a pooling of interests, and (ii) certain pro forma financial information for December 31, 1994, 1995 and 1996, and June 30, 1996 and June 30, 1997, which reflect the Company's proposed merger with Citizens Gwinnett Bankshares, Inc. as if such merger was accounted for as a pooling of interests.

      On December 12, 1997, the Company filed a Form 8-K to report the closing of the Company's merger with Citizens Gwinnett Bankshares, Inc.

      On December 30, 1997, the Company filed a Form 8-K to report a change in the Company's certifying accountant from Mauldin & Jenkins, LLC to Ernst & Young LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREMIER BANCSHARES, INC.

Date: March 5, 1998

                                        By: /s/ Darrell D. Pittard
                                            ----------------------
                                            Darrell D. Pittard, Chairman and
                                            Chief Executive Officer


Signature                                    Title                                                      Date
---------                                    -----                                             -----------------------
/s/ N. Michael Anderson                      Director                                               March 5, 1998
----------------------------
N. Michael Anderson
/s/ George S. Carpenter                      Director                                               March 5, 1998
----------------------------
George S. Carpenter
/s/ James L. Coxwell, Sr.                    Director                                               March 5, 1998
----------------------------
James L. Coxwell, Sr.
/s/ Donald N. Ellis                          Director                                               March 5, 1998
----------------------------
Donald N. Ellis
/s/ William M. Evans, Jr.                    Director                                               March 5, 1998
----------------------------
William M. Evans, Jr.
/s/ John H. Ferguson                         Director                                               March 5, 1998
----------------------------
John H. Ferguson
/s/ Robert E. Flournoy III                   Director                                               March 5, 1998
----------------------------
Robert E. Flournoy III
/s/ James E. Freeman                         Director                                               March 5, 1998
----------------------------
James E. Freeman
/s/ Albert F. Gandy                          Director                                               March 5, 1998
----------------------------
Albert F. Gandy
/s/ Robin R. Howell                          Director                                               March 5, 1998
----------------------------
Robin R. Howell
/s/ Billy H. Martin                          Director                                               March 5, 1998
----------------------------
Billy H. Martin
/s/ Thomas J. Martin                         Director                                               March 5, 1998
----------------------------
Thomas J. Martin
/s/ C. Steve McQuaig                         Director                                               March 5, 1998
----------------------------
C. Steve McQuaig
/s/ Robert C. Oliver                         Director, President and Chief                          March 5, 1998
----------------------------
Robert C. Oliver                             Operating Officer
/s/ Thomas E. Owen, Jr.                      Director                                               March 5, 1998
----------------------------
Thomas E. Owen, Jr.
/s/ Darrell D. Pittard                       Chairman and Chief Executive Officer                   March 5, 1998
----------------------------
Darrell D. Pittard                           (Principal Executive Officer)
/s/ Michael E. Ricketson                     Executive Vice President and Chief                     March 5, 1998
----------------------------
Michael E. Ricketson                         Financial Officer (Principal Financial
                                             and Accounting Officer)

EXHIBIT INDEX


Exhibit No.                       Description of Exhibit
--------------------------------------------------------