Form 10-Q
period 1998-03-31
PREMIER BANCSHARES INC /GA
filed 1998-05-15
CIK 836616

20

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                      Commission file number 1-12625

                         PREMIER BANCSHARES, INC.
          (Exact name of registrant as specified in its charter)


              Georgia                              58-1793778
  (State or other jurisdiction of       (IRS employer identification no.)
   incorporation or organization)


         2180 Atlanta Plaza
     950 East Paces Ferry Road
          Atlanta, Georgia                            31061
  (address of principal executive                  (zip code)
              offices)



     Registrants telephone number, including area code 404-814-3090


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X           No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at April 30, 1998
   Common stock, $1.00 par value                   15,384,436



                 PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                             TABLE OF CONTENTS



Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements.......................3

         Consolidated Condensed Statements of Condition (Unaudited) as of March 31, 1998 and December 31, 1997

         Consolidated Condensed Statement of Income (Unaudited) for the Three Months Ended March 31, 1998 and 1997

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1998 and 1997

         Notes to Unaudited Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......15


Part II. Other Information

Item 1.  Legal Proceedings................................................16
Item 2.  Changes in Securities and Use of Proceeds........................16
Item 3.  Defaults Upon Senior Securities..................................16
Item 4.  Submissions of Matters to a Vote of Securities Holders...........16
Item 5.  Other Information................................................16
Item 6.  Exhibits and Reports on Form 8-K.................................17

Signatures................................................................20


Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements

             PREMIER BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

                                                  March 31,       December 31,
                                                    1998              1997
                                                  ---------       ------------
                                                 (dollar amounts in thousands)
                                                            (Unaudited)
Assets
    Cash and due from banks                       $ 32,703         $ 28,028
    Interest-bearing deposits with other banks       3,988            6,477
    Federal funds sold                              26,216           17,847
    Securities available for sale                  102,177          115,801
    Loans held for sale                             72,957           59,363

    Loans                                          555,618          539,028
    Allowance for credit losses                     (8,849)          (8,847)
                                                   -------          -------
    Net loans                                      546,769          530,181

    Premises and equipment, net                     20,591           20,649
    Goodwill and other intangibles                   2,727            2,817
    Other real estate owned                          1,689              785
    Other assets                                    12,471           12,249
                                                   -------          -------

             Total assets                         $822,288         $794,197
                                                   =======          =======


Liabilities
    Deposits
         Noninterest-bearing                      $ 94,320         $ 89,355
         Interest-bearing                          588,775          563,622
                                                   -------          -------
         Total deposits                            683,095          652,977
    Securities sold under repurchase agreements     17,886           21,423
    Federal Home Loan Bank advances                  1,875            2,875
    Guaranteed preferred beneficial interests
      in the Company's subordinated debentures
      (trust preferred securities)                  28,750           28,750
    Other borrowings                                11,838           12,135
    Other liabilities                                6,473            7,112
                                                   -------          -------
             Total liabilities                     749,917          725,272

Shareholders' Equity
    Common stock, $1 par value; 20,000,000
      shares authorized; 15,291,416 and
      15,217,046 shares issued at March 31,
      1998 and December 31, 1997, respectively      15,291           15,217
    Capital surplus                                 29,105           28,841
    Retained earnings                               26,479           24,127
    Unrealized gains on securities available-
      for-sale, net                                  1,496              740
                                                   -------          -------
             Total shareholders' equity             72,371           68,925
                                                   -------          -------

             Total liabilities and share-
              holders' equity                     $822,288         $794,197
                                                   =======          =======

See notes to consolidated condensed financial statements.


             PREMIER BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                                                 Three Months Ended March 31,
                                                   1998              1997
                                                 ---------         ---------
                                                (dollar amounts in thousands except
Interest Income                                            per share data)

  Loans, including fees                           $ 14,838          $ 11,121
  Investment securities:
         Taxable                                     1,347             2,139
         Tax-exempt                                    275               325
  Federal funds sold                                   386               616
  Other interest income                                 --                35
                                                   -------           -------
             Total interest income                  16,846            14,236

Interest Expense
  Deposits                                           7,246             6,277
  Other borrowings                                   1,173               547
                                                   -------           -------
             Total interest expense                  8,419             6,824

     Net interest income                             8,427             7,412
Provision for credit losses                             --               136
                                                   -------           -------
     Net interest income after provision
       for credit losses                             8,427             7,276

Noninterest Income
  Service charges on deposit accounts                  647               609
  Securities transactions, net                          --               (36)
  Mortgage banking activities                        5,867             2,519
  Other noninterest income                           1,261               840
                                                   -------           -------
             Total noninterest income                7,775             3,932

Noninterest Expense
  Salaries and employee benefits                     7,003             4,973
  Net occupancy and equipment expense                1,492             1,111
  Merger related expenses                               17                48
  Other noninterest expense                          2,523             2,174
                                                   -------           -------
             Total noninterest expense              11,035             8,306
                                                   -------           -------

Income before income taxes                           5,167             2,902
Income taxes                                         1,596               555
                                                   -------           -------

Net income                                          $3,571            $2,347
                                                   =======           =======

Per Share Information:
 Basic earnings per share                          $  0.23           $  0.16
 Weighted average shares outstanding - Basic    15,253,115        14,932,437

 Earnings per share - Diluted                      $  0.23           $  0.16
 Weighted average shares outstanding - Diluted  15,627,490        15,102,831

See notes to consolidated condensed financial statements.


                PREMIER BANCSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                        1998        1997
                                                       ------      ------
                                                 (dollar amounts in thousands)
Cash flows from operating activities
 Net income                                           $ 3,571     $ 2,347
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Provision for credit losses                            --         136
    Depreciation expense                                  625         441
    Amortization and accretion, net                        94          10
    Gain on sale of premises and equipment               (560)         --
    Loss on sale of securities                             --          36
    Gain on sale of mortgage loans                     (5,586)     (2,505)
    Net originations of mortgage loans                 (8,008)     (2,661)
    Changes in other assets and liabilities
         Increase in other assets                      (1,128)       (671)
         (Decrease) increase in other liabilities      (1,036)         75
                                                       ------      ------
  Net cash used in operating activities               (12,028)     (2,114)

Cash flows from investing activities
 Decrease in interest bearing deposits                  2,489       1,541
 Proceeds from maturities and paydowns
  of investment securities available-for-sale          15,773      12,303
 Proceeds from sales of investment securities
  available-for-sale                                       --       5,315
 Purchases of investment securities available-
  for-sale                                             (1,000)    (25,495)
 Net increase in loans                                (16,588)    (28,899)
 (Increase) decrease in federal funds sold, net        (8,366)     21,716
 Additions to premises and equipment                     (790)       (676)
 Proceeds from sales of premises and equipment            783          --
                                                       ------      ------
  Net cash used in investing activities                (7,699)    (14,195)

Cash flows from financing activities
 Net increase in deposits                              30,117      21,061
 Net (decrease) increase in short term borrowings      (4,834)         56
 Cash dividends paid                                   (1,219)     (1,617)
 Proceeds from exercise of stock options                  338          --
                                                       ------      ------
  Net cash provided by financing activities            24,402      19,500
                                                       ------      ------

  Net increase in cash and cash equivalents             4,675       3,191
Cash and cash equivalents, beginning of period         28,028      23,419
                                                       ------      ------
Cash and cash equivalents, end of period             $ 32,703    $ 26,610
                                                       ======      ======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest                                               7,815       7,337
                                                       ======      ======
 Income taxes                                             290         366
                                                       ======      ======

See notes to consolidated condensed financial statements.


                 PREMIER BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998
                                (Unaudited)


Note 1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.     BUSINESS COMBINATIONS

On December 12, 1997, the Company completed a business combination with Citizens Gwinnett Bankshares, Inc. ("Citizens") by exchanging 2,066,834 shares of the Company's common stock for all of the outstanding common stock of Citizens. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1997, and all prior period consolidated financial statements have been restated to include the results of Citizens.

On June 23, 1997, the Company completed a business combination with Central and Southern Holding Company ("Central and Southern") by exchanging 3,653,523 shares of the Company's common stock for all of the outstanding common stock of Central and Southern. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1997, and all prior period consolidated financial statements have been restated to include the results of Central and Southern.

On December 16, 1997, the Company announced that a definitive merger agreement had been entered into with Lanier Bank & Trust Company
("Lanier"). As of December 31, 1997, Lanier had total assets of $71,357,000, and for the year ended December 31, 1997 had revenue and net income of $5,477,000 and $800,000, respectively. The merger is expected to close in June 1998 and is expected to be accounted for as a pooling of interests.

On December 3, 1997, the Company announced that a definitive merger agreement had been entered into with the Bank Holding Company ("BHC"). As of December 31, 1997, BHC had total assets of $134,000,000, and for the year ended December 31, 1997 had revenue and net income of $12,455,000 and $1,219,000, respectively. The merger is expected to be accounted for as a pooling of interests.

On February 5, 1998, the Company announced that a definitive merger agreement had been signed with Button Gwinnett Financial Corporation ("BGFC"). As of December 31, 1997, BGFC had total assets of $215,191,000, and for the year ended December 31, 1997, had revenue and net income of $17,768,000 and $4,864,000, respectively. The merger is expected to close in June 1998 and is expected to be accounted for as a pooling of interests.

Effective October 17, 1997, the Company acquired Traditional Mortgage Corporation ("Traditional") for 114,598 shares of the Company's common stock at a fair market value of $1,833,000. Traditional originates residential mortgage loans primarily for sale to independent third party investors. Traditional was merged with Premier Lending Corporation. The acquisition was accounted for as a purchase and the results of operations for Traditional from the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the acquired assets and liabilities based on the fair value of those assets and liabilities as determined by the Company. The excess of the total acquisition cost over the fair value of the assets and liabilities acquired is being amortized on a straight-line basis over a period of fifteen years.


Note 3.     SHAREHOLDERS' EQUITY AND DIVIDENDS PER SHARE

The Company declared a three-for-two stock split on January 8, 1998 for stockholders of record as of January 23, 1998. All per share data has been restated to reflect the split.

On February 24, 1997, the Company declared a 1.8055 stock split for stockholders of record as of March 6, 1997. All per share data has been restated to reflect the split.

On January 23, 1998, the Company declared dividends of $0.08 per share payable to shareholders of record as of February 12, 1998. During the quarter ended March 31, 1997, the Company declared cash dividends of $0.04 per share (restated for stock splits and pooling of interests).


Note 4.     CURRENT ACCOUNTING DEVELOPMENTS

On January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 125"), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125," ("Statement 127"). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on the Company's financial condition or results of operations.

As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income totaled $4,327,000 and $3,029,000, respectively.

Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position.


Note 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 1998 have been restated to reflect the effect of business combinations accounted for as poolings of interests and for stock splits. For the quarter ended March 31, 1997, net income per common share and net income per common share, diluted, have been adjusted $0.07 for business combinations accounted for as poolings of interests and $(0.09) for stock splits.

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Quarter ended March 31,
                                                     1998       1997
                                              -------------------------------
                                              (In thousands, except per share
                                                          data)
           Numerator:
            Net income                              $3,571      $2,347
                                              ===============================

           Denominator:
            Denominator for basic earnings
             per share - weighted average
             shares                                 15,253      14,932
            Effect of dilutive securities -
             stock options                             374         171
                                              -------------------------------
            Denominator for diluted earnings
             per share - adjusted weighted
             average shares and assumed
             conversions                            15,627      15,103
                                              ===============================

           Net income per share of common
            stock                                  $  0.23     $  0.16
                                              -------------------------------
           Net income per share of common
            stock - diluted                        $  0.23     $  0.16
                                              ===============================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The   following  discussion  should  be  read  in  conjunction   with   the
Consolidated Condensed Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Comments in this Management's Discussion and Analysis regarding the Company's business which are not historical facts are forward-looking statements that involve risks and uncertainties. Among these risks are that the Company is in a highly competitive business and is pursuing a growth strategy that relies in part on the completion of acquisitions of bank holding companies and other financial institutions. There can be no assurance that in its highly competitive business environment, the Company will successfully implement its growth strategy.


Financial Condition

At the end of the first quarter of 1998, total assets increased $28,091,000 or 3.5% from December 31, 1997. Total loans (excluding mortgage loans held for sale), increased $16,590,000 or 3.1% from December 31, 1997 to March 31, 1998. Mortgage loans held for sale increased $13,594,000 or 22.9% during
the  same  period.   The  loan  increases  are  primarily  attributable  to
increased demand for loans in the markets that the Company serves. Federal funds sold increased $8,369,000 or 46.9% from December 31, 1997 to March
31,  1998.   Securities available-for-sale decreased $13,624,000  or  11.8%
during the same period due to maturities and calls. The proceeds from securities sold or maturing were used to partially fund the increase in loans.

Total liabilities increased by $24,645,000 or 3.4% from December 31, 1997 to March 31, 1998. Noninterest-bearing deposits increased by $4,965,000 or 5.6% and interest-bearing deposits increased by $25,153,000 or 4.5% during the same period as the Company has increased its market area through the acquisition of Central and Southern Holding Company in June 1997 and Citizens Gwinnett Bankshares in December 1997.


Results of Operations

For the three-month period ended March 31, 1998 the Company recorded net income of $3,571,000 as compared to $2,347,000 for the same period in 1997. This $1,224,000 or 52.2% increase is due primarily to the following:
     Net interest income increased $1,015,000.
     Provision for credit losses decreased $136,000.
     Total noninterest income increased $3,843,000.
     Total noninterest expense increased $2,729,000.
     Income tax expense increased $1,041,000.

The reasons for these changes are discussed more fully below.

Net Interest Income
-------------------

Net interest income increased $1,015,000 or 13.7% for the three month period ended March 31, 1998 compared to same period in 1997. However, average earning assets increased by approximately $117 million and average interest-bearing liabilities increased by approximately $101 million. Yields on earning assets decreased by two basis points and costs of interest-bearing liabilities increased by 21 basis points. The net interest margin declined to 4.57% in the first three months of 1998 from 4.78% in the comparable period of 1997.

Provision for Credit Losses
---------------------------

The Company did not record a provision for credit losses for the first quarter of 1998. The Company had net recoveries during the quarter of $2,000 related to prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue due to the anticipated decline in charge offs and continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for credit losses in relation to this net recovery stream, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.


                                      ASSET QUALITY
                         March 31,     December 31,
                           1998            1997        Change    Percentage
                         --------------------------------------------------
                                 (dollars in thousands)
Loans past due 90 days   $    176         $    602   $   (426)       (71)%
  or more and still
  accruing
Nonaccrual loans              584            2,674     (2,090)       (78)%
                         --------------------------------------------------
  Total nonperforming
   loans                      760            3,276     (2,516)       (77)%

Other real estate owned     1,602              785        817       (104)%
                         --------------------------------------------------
  Total nonperforming
   assets                 $ 2,362          $ 4,061    $(1,699)       (42)%
                         ==================================================

Nonperforming loans/
 Total loans                0.14%            0.61%
Nonperforming assets/
 Total assets               0.29%            0.51%



The table above illustrates the changes in the level of nonperforming assets from December 31, 1997 to March 31, 1998. The level of nonperforming assets at March 31, 1998 decreased slightly from December 31, 1997.
Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------

The Company's main sources of noninterest income are gains on the sale of mortgage loans and service charges on deposit accounts. Noninterest income increased substantially in the first three months of 1998 compared to the first three months of 1997. Income from mortgage banking activities increased $3,348,000 in the three months ended March 31, 1998 compared to the same period in 1997 due to the increased volume of mortgage loan originations due to the acquisition of Traditional Mortgage Company in October 1997. Other operating income increased $421,000 primarily due to the sale of a former branch banking location.


Noninterest Expense
-------------------

Noninterest expense increased for the three month period ended March 31, 1998 compared to the same period in 1997. Salaries and employee benefits expense increased primarily due to increased commissions on mortgage loan originations. Occupancy expense also increased due to the Company's opening of two new branches of a subsidiary bank during the third quarter of 1997.


Income Tax Expense
------------------

Income tax expense increased $1,041,000 of 187.6% for the three months ended March 31, 1998 compared to the same period in 1997. The effective tax rate for three months ended March 31, 1998 was 31% vs. 19% for the same period in 1997. First quarter 1997 accrued taxes were reduced by the utilization of tax credits and prior period net operating loss carryforwards.

Interest Rate Sensitivity Management

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The Gap analysis indicates that the Company is somewhat asset sensitive in relation to changes in market interest rates.

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

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $10 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $17 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by an increasing core deposit base. At March 31, 1998, the loan-to-deposit (excluding loans held for sale) ratio was 81%.

Effective April 15, 1998, the Company and Premier Lending Corporation, a wholly owned subsidiary, entered into a $90 million Mortgage Warehouse Line of Credit Loan and Security Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent for Colonial Bank, CoreStates Bank, N.A. and SouthTrust Bank, National Association. The proceeds of the line of credit will be used to provide interim funds for the funding of eligible residential mortgage loans prior to resale thereof to investors pre-approved by the agent. Advances of the proceeds of the line of credit will be made from time to time by the lenders, on a pro rata basis in accordance with their respective percentage interest, upon written request of the Company and/or Premier Lending Corporation in compliance with such advance conditions as may be established from time to time by the agent. The term of the line of credit is one year. The line of credit is secured by an assignment of and a grant of a first priority security interest in the subject mortgage loans.


Shareholders' Equity

The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 8.80% at March 31, 1998, compared to 8.68% at December 31, 1997.

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

Capital Levels

                                At March 31, 1998
                                -----------------

Tier I Capital Leverage Ratio          11.83%

Tier I Risk-based Capital Ratio        15.58%
Tier II Risk-based Capital Ratio        1.98%
                                       ------
Total Risk-based Capital Ratio         17.56%
                                       ======



Capability  of  the Company's Data Processing Software to  Accommodate  the
Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. Management has assessed the electronic components used in the operations of the Company, and believes that the Company's hardware and software has been programmed to be able to accurately recognize the Year 2000, and that significant additional costs will not be incurred in connection with the Year 2000 issue, although there can be no assurances in this regard.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The
Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 200 basis points, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1997.


Part II.  Other Information


Item 1.  Legal Proceedings
         (Not Applicable)


Item 2.  Changes in Securities and Use of Proceeds
         (Not Applicable)


Item 3.  Defaults Upon Senior Securities
         (Not Applicable)


Item 4.  Submissions of Matters to a Vote of Securities Holders
         (Not Applicable)


Item 5.  Other Information
         (Not Applicable)



Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit
Number          Exhibit
------          -------
3.1             Articles  of  Incorporation of the Registrant, as  amended, through February 6, 1997. (Incorporated by reference as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

3.2 Bylaws of the Registrant (Incorporated by reference as Exhibit 3.2 from the Registrant's Form 10-QSB for the quarter ended September 30, 1996).

3.3 Amendment to Bylaws of the Registrant (Incorporated by reference as Exhibit 3.3 from the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

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

10.3 Employment Agreement dated as of January 1, 1997 by and between Premier Lending and George S. Phelps (Incorporated by reference as Exhibit 10.5 to Premier's Form 10-K for the fiscal year ended December 31, 1996).

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

10.6 Amendment to Employment Agreement dated as of January 1, 1997 by and between First Alliance/Premier Bancshares, Inc. and Darrell D. Pittard (Incorporated by referenced as Exhibit 10.7 to Premier's Form 10-K for the fiscal year ended December 31, 1996).

10.7 Employment Agreement dated as of June 23, 1997 by and among Premier Bancshares, Inc., Premier Lending and Darrell D.
                Pittard (Incorporated by reference as Exhibit 10.8 to Premier's Form 10-K for the fiscal year ended December 31,
                1996).

10.8 Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. (formerly known as First Alliance/Premier Bancshares, Inc.) and Net.B@nk, Inc. dated December 19, 1996 (Incorporated by reference as Exhibit
                10.9 to Premier's Form 10-K for the fiscal year ended December 31, 1996).

10.9 First Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated February 25, 1997 (Incorporated by reference as Exhibit 10.10 to Premier's Form 10-K for the fiscal year ended December 31, 1996).

10.10 Second Amendment to the Amended and Restated Stock Purchase Agreement by and between Premier Bancshares, Inc. and Net.B@nk, Inc. dated May 31, 1997 (Incorporated by reference as exhibit 10.12 to Premier's Form 10-Q for the quarter ended June 30, 1997).

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

10.14 Third Amendment to Purchase and Assumption Agreement by and between Premier Bank, FSB and First Alliance Bank dated May 31, 1997 (Incorporated by reference as Exhibit 10.16 to Premier's Form 10-Q for the quarter ended June 30, 1997).

10.15           Premier   Bancshares,   Inc.   1997   Stock   Option   Plan
                (Incorporated by reference as Exhibit 10.14 to Premier's Form 10-K for the fiscal year ended December 31, 1996).

10.16 Agreement and Plan of Reorganization, dated February 3, 1997, between Premier and Central and Southern Holding Company (Incorporated by reference from the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).

10.17 Amendment to Agreement and Plan of Reorganization dated March 26, 1997, between Premier and Central and Southern Holding Company (Incorporated by reference from the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-24537).

10.18 Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by and between The Central and Southern Bank of North Georgia, FSB and The Central and Southern
                Bank of Georgia dated August 11, 1997 (Incorporated by reference as Exhibit 10.21 to Premier's Form 10-Q for the quarter ended June 30, 1997).

10.19 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and The Central and Southern Bank of North Georgia, FSB dated August 11, 1997 (Incorporated by reference as Exhibit 10.22 to Premier's Form 10-Q for the quarter ended June 30, 1997).

10.20 Amended and Restated Premier Bancshares, Inc. Director's Deferred Stock Unit Plan (Incorporated by reference from Appendix E to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.21 Agreement and Plan of Reorganization dated June 24, 1997, between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.22 First Amendment to Agreement and Plan of Reorganization dated July 24, 1997, between premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.23 Second Amendment to Agreement and Plan of Reorganization dated September 15, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.24 Third Amendment to Agreement and Plan of Reorganization dated September 19, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).

10.25 Loan and Security Agreement dated June 12, 1997 by and among Premier, Premier Lending, Alliance Finance, Inc. and The Bankers Bank (Incorporated by reference from Exhibit
               10.27 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.26 Employment Agreement dated as of December 11, 1990, as amended on March 11, 1997 and December 12, 1997 by and among Citizens Bank of Gwinnett and Thomas J. Martin (Incorporated by reference from Exhibit 10.28 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.27 Agreement and Plan of Reorganization dated December 3, 1997 by and between Premier and The Bank Holding Company (Incorporated by reference from Exhibit 10.29 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.28 First Amendment to Agreement and Plan of Reorganization dated December 18, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.30 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.29 Second Amendment to Agreement and Plan of Reorganization dated December 23, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.31 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.30 Third Amendment to Agreement and Plan of Reorganization dated December 31, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.32 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.31 Fourth Amendment to Agreement and Plan of Reorganization dated January 15, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.33 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.32          Fifth  Amendment  to Agreement and Plan  of  Reorganization
               dated March 16, 1998 by and between Premier and BHC. (Incorporated by reference from Appendix B to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-50535).

10.33 Agreement and Plan of Reorganization dated December 16, 1997 by and between Premier and Lanier Bank & Trust Company, as amended on January 22, 1998 and the related Plan of Merger entered into with Premier Bank (Incorporated by reference from Appendix A to the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-45601).

10.34 Agreement and Plan of Reorganization dated February 5, 1998, by and between Premier and Button Gwinnett Financial Corporation (Incorporated by reference from Exhibit 2.1 to Premier's Form 8-K dated February 5, 1998).

10.35 Amendment to Agreement and Plan of Reorganization dated April 29, 1998, by and between Premier and Button Gwinnett Financial Corporation (Incorporated by reference from
               Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-50535).

10.36 Master Mortgage Warehouse Loan and Security Agreement by and between the Company, Premier Lending and SunTrust Bank, Central Florida National Association as Agent for Certain Lenders.

27.1           Financial Data Schedule.



b.  Reports on Form 8-K

The Company has filed the following reports on Form 8-K during the period covered by this report:

     (i) A Current Report on Form 8-K filed on February 20, 1998, reporting that the Company had entered into an Agreement and Plan of Reorganization with Button Gwinnett Financial Corporation on
       February 5, 1998; and

     (ii) A Current Report on From 8-K/A filed on March 5, 1998, reporting that certain restated financial statements of the Company reflecting its acquisition of Citizens Gwinnett Bankshares, Inc. were filed with the Company's Registration Statement on Form S-4 (File No. 333-45601).




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PREMIER BANCSHARES, INC.
------------------------
Registrant



Date___May 15, 1998__________           Darrell D. Pittard
                                        ------------------
                                        Darrell D. Pittard
                                        Chief Executive Officer


Date__May 15, 1998___________           Michael E. Ricketson
                                        --------------------
                                        Michael E. Ricketson
                                        Chief Accounting Officer