Form 10-Q
period 1998-06-30
PREMIER BANCSHARES INC /GA
filed 1998-08-14
CIK 836616

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                        Commission file number 1-12625

                           PREMIER BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

          GEORGIA                                          58-1793778
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)

      2180 ATLANTA PLAZA                                       31061
   950 EAST PACES FERRY ROAD                                 (zip code)
       ATLANTA, GEORGIA
    (address of principal
      executive offices)

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

                            Yes  X           No
                                ---             ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                                    OUTSTANDING AT JULY 31, 1998
Common stock, $1.00 par value                              17,048,329

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements....................     3

        Consolidated Condensed Statements of Condition (Unaudited) as of June 30, 1998 and December 31, 1997

        Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended June 30, 1998 and 1997

        Consolidated Condensed Statements of Income (Unaudited) for the Six Months Ended June 30, 1998 and 1997

        Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 1998 and 1997

        Notes to Unaudited Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................    11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K...............................    17
Signatures.............................................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1998                  1997
                                                                                --------              --------
                                                                               (dollar amounts in thousands)
Assets
  Cash and due from banks                                                       $ 34,719              $ 31,971
  Interest-bearing deposits with other banks                                       3,961                 6,477
  Federal funds sold                                                              35,877                42,352
  Securities available for sale                                                  122,993               124,133
  Loans held for sale                                                             49,003                59,363

  Loans                                                                          644,509               571,011
  Allowance for credit losses                                                     (9,648)               (9,355)
                                                                                ---------             --------
  Net loans                                                                      634,861               561,656

  Premises and equipment, net                                                     22,776                22,569
  Goodwill and other intangibles                                                   2,633                 2,817
  Other real estate owned                                                          2,119                 1,237
  Other assets                                                                    17,125                12,946
                                                                                ---------             --------
       Total assets                                                             $926,067              $865,521
                                                                                =========             ========
Liabilities
    Deposits
       Noninterest-bearing                                                      $113,782              $101,452
       Interest-bearing                                                          620,063               608,538
                                                                                ---------             --------
       Total deposits                                                            733,845               709,990

    Federal funds purchased and securities sold
     under repurchase agreements                                                  18,122                25,923
    Federal Home Loan Bank advances                                                1,875                 2,875
    Guaranteed preferred beneficial interests in the
     Company's subordinated debentures (trust preferred                           28,750                28,750
     securities)
    Other borrowings                                                              49,514                12,135
    Other liabilities                                                              8,566                 7,402
                                                                                ---------             --------
       Total liabilities                                                         840,672               787,075

Shareholders' Equity
 Common stock, $1 par value; 60,000,000 shares authorized;
 17,048,329 and 16,843,036 shares issued at June 30, 1998
 and December 31, 1997, respectively                                              17,048
    Capital surplus                                                               35,919                35,095
    Retained earnings                                                             31,051                25,758
    Unrealized gains on securities available-for-sale, net                         1,377                   750
                                                                                ---------             --------
       Total shareholders' equity                                                 85,395                78,446
                                                                                ---------             --------
       Total liabilities and shareholders' equity                               $926,067              $865,521
                                                                                =========             ========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                               1998              1997
                                                                                           -----------       -----------
                                                                                           (dollar amounts in thousands,
                                                                                               except per share data)
  Loans, including fees                                                                       $17,336            $13,661
  Investment securities:
      Taxable                                                                                   1,572              2,223
      Tax-exempt                                                                                  225                323
  Federal funds sold                                                                              555                484
  Other interest income                                                                            61                 49
                                                                                          -----------        -----------
          Total interest income                                                                19,749             16,740

INTEREST EXPENSE
  Deposits                                                                                      7,821              6,940
  Other borrowings                                                                              1,712                748
                                                                                          -----------        -----------
          Total interest expense                                                                9,533              7,688

  Net interest income                                                                          10,216              9,052
Provision for credit losses                                                                       150                 48
                                                                                          -----------        -----------
  Net interest income after provision for credit losses                                        10,066              9,004

NONINTEREST INCOME
  Service charges on deposit accounts                                                             668                760
  Securities transactions, net                                                                      2                 (9)

  Mortgage banking activities                                                                   6,419              2,857
  Other noninterest income                                                                      1,931              1,585
                                                                                          -----------        -----------
          Total noninterest income                                                              9,020              5,193

NONINTEREST EXPENSE
  Salaries and employee benefits                                                                8,233              5,862
  Net occupancy and equipment expense                                                           1,663              1,262
  Merger related expenses                                                                         360                346
  Other noninterest expense                                                                     3,153              2,191
                                                                                          -----------        -----------
          Total noninterest expense                                                            13,409              9,661
                                                                                          -----------        -----------
Income before income taxes                                                                      5,677              4,536
Income taxes                                                                                    1,537              1,528
                                                                                          -----------        -----------

NET INCOME                                                                                    $ 4,140            $ 3,008
                                                                                          ===========        ===========
(1)Per Share Information:
  Basic earnings per share                                                                $      0.24            $  0.18
  Weighted average shares outstanding - Basic                                              16,953,889         16,602,188

  Earnings per share - Diluted                                                                 $ 0.24              $0.18
  Weighted average shares outstanding - Diluted                                            17,406,647         16,869,985
  Dividends declared per share                                                            $      0.08        $      0.07

See notes to consolidated condensed financial statements.
_______________

(1) After giving effect to stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                    1998               1997
                                                                                ------------        ----------
                                                                                   (dollar amounts in thousands
                                                                                      except per share data)
     Loans, including fees                                                          $33,000            $25,578
     Investment securities:
        Taxable                                                                       3,027              4,546
        Tax-exempt                                                                      506                654
     Federal funds sold                                                               1,277              1,370
     Other interest income                                                               61                 84
                                                                                    -------            -------
        Total interest income                                                        37,871             32,232

INTEREST EXPENSE
     Deposits                                                                        15,604             13,747
     Other borrowings                                                                 2,886              1,296
                                                                                    -------            -------
        Total interest expense                                                       18,490             15,043

     Net interest income                                                             19,381             17,189
Provision for credit losses                                                             150                184
                                                                                    -------            -------
     Net interest income after provision for credit losses                           19,230             17,005

NONINTEREST INCOME
     Service charges on deposit accounts                                              1,427              1,479
     Securities transactions, net                                                         9                (45)
     Mortgage banking activities                                                     12,286              5,376
     Other noninterest income                                                         3,207              2,466
                                                                                    -------            -------
        Total noninterest income                                                     16,929              9,276

NONINTEREST EXPENSE
     Salaries and employee benefits                                                  15,598             11,189
     Net occupancy and equipment expense                                              3,227              2,442
     Merger related expenses                                                            377                394
     Other noninterest expense                                                        5,871              4,551
                                                                                    -------            -------
         Total noninterest expense                                                   25,073             18,576
                                                                                    -------            -------
Income before income taxes                                                           11,087              7,705
Income taxes                                                                          3,213              2,172
                                                                                    -------            -------
NET INCOME                                                                          $ 7,874            $ 5,533
                                                                                    =======            =======

(1)Per Share Information:
     Basic earnings per share                                                         $0.47              $0.33
     Weighted average shares outstanding - Basic                                 16,916,511         16,602,188

     Earnings per share - Diluted                                                     $0.45              $0.33

     Weighted average shares outstanding - Diluted                               17,330,063         16,819,630
     Dividends                                                                        $0.16              $0.11

See notes to consolidated condensed financial statements.
____________________
(1) After giving effect to stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                           1998             1997
                                                                                         --------         --------
                                                                                       (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                             $  7,874         $  5,533
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Provision for credit losses                                                         150              184
          Depreciation expense                                                              1,341              922
          Amortization and accretion, net                                                     212              263
          Gain on sale of premises and equipment                                             (560)              --
          Gain on sale of branch                                                             (657)              --
          Gain on sale of subsidiary                                                           --             (757)
          Gain on sale of securities                                                           (8)             (45)
          Gain on sale of mortgage loans                                                  (12,126)          (5,376)
          Net originations of mortgage loans                                               22,486          (10,549)
          Changes in other assets and liabilities
              Increase in other assets                                                     (5,063)          (2,582)
              Increase (decrease) increase in other liabilities                               882              (97)
                                                                                         --------         --------
       Net cash used in  operating activities                                              14,531          (12,504)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease  (increase) in interest bearing deposits                                        2,516           (6,173)
   Proceeds from maturities and paydowns of investment securities available-for-sale
   Proceeds from sales of investment securities available-for-sale
   Purchases of investment securities                                                     (31,752)         (25,268)
    available-for-sale
   Net increase in loans                                                                  (73,784)         (89,154)
   Decrease in federal funds sold, net                                                      6,475           33,049
   Additions to premises and equipment                                                     (2,422)          (2,014)
   Proceeds from sales of premises and equipment                                              783               --
   Sale of  bank branch                                                                    (7,122)              --
       Net cash used in investing activities                                              (71,525)         (50,491)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                32,716           39,671
   Net increase in short  term borrowings                                                  28,578           26,803
   Cash dividends paid                                                                     (2,581)          (1,176)
   Purchase of treasury stock                                                                  --             (348)
   Proceeds from exercise of stock options                                                  1,029              215
                                                                                         --------         --------
       Net cash provided by financing activities                                           59,742           65,165
                                                                                         --------         --------

       Net increase in cash and cash equivalents                                            2,748            2,170
Cash and cash equivalents, beginning of period                                             31,971           29,095
                                                                                         --------         --------
Cash and cash equivalents, end of period                                                 $  34,71         $ 31,265
                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                             18,252           14,849
                                                                                         ========         ========
      Income taxes                                                                          4,800            1,385
                                                                                         ========         ========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.  BUSINESS COMBINATIONS

Completed Combinations.

On June 9, 1998, the Company completed a business combination with Lanier Bank & Trust Company ("Lanier") by exchanging 1,625,990 shares of the Company's common stock for all of the outstanding common stock of Lanier. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1998. All prior period consolidated financial statements have been restated to include the results of Lanier.

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

The following table illustrates the Company's net interest income and net income on a consolidated basis for periods prior to the business combinations discussed above:

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                       1998         1997
                                                                     -------       -------
                                                                    (dollars in thousands)
Net interest income:
Premier Bancshares, Inc., exclusive of pre-acquisition amounts       $17,894       $ 6,967
   Lanier (1)                                                          1,487         1,457
   Citizens  (2)                                                           -         4,066
   Central and Southern (3)                                                -         4,699
                                                                     -------       -------
Total                                                                $19,381       $17,189
                                                                     =======       =======

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                       1998         1997
                                                                     -------       -------
                                                                    (dollars in thousands)
Net income:
Premier Bancshares, Inc., exclusive of pre-acquisition amounts       $ 7,533       $ 2,573
   Lanier (1)                                                            341           352
   Citizens  (2)                                                           -         1,093
   Central and Southern (3)                                                -         1,515
                                                                     -------       -------
Total                                                                $ 7,874       $ 5,533
                                                                     =======       =======

______________________

(1) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of June 9, 1998. Results of operations for the period from June 10, 1998 through June 30, 1998 are included in Premier Bancshares, Inc. amounts.

(2) 1997 amounts reflect the results of operations from January 1, 1997 through the effective merger date of December 12, 1997. Results of operations for the period from December 13, 1997 through December 31, 1997 are included in Premier Bancshares, Inc. amounts.

(3) 1997 amounts reflect the results of January 1, 1997 through the effective merger date of June 23, 1997. Results of operations for the period from June 24, 1997 through December 31, 1997 are included in Premier Bancshares, Inc. amounts.

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

Subsequent and Pending Combinations

On July 1, 1998, the Company completed a business combination with Button Gwinnett Financial Corporation ("Button Gwinnett") by exchanging 5,571,778 shares of the Company's common stock for all of the outstanding common stock of Button Gwinnett. The combination will be accounted for as a pooling of interests. The combination with Button Gwinnett will increase total assets by approximately $220 million.

On July 2, 1998, the Company completed a business combination with The Bank Holding Company ("BHC") by exchanging 2,170,447 shares of the Company's common stock and 40,770 shares of the Company's preferred stock for all of the outstanding common and preferred stock of BHC. The combination will be accounted for as a pooling of interests. The combination with BHC will increase total assets by approximately $138 million.

On July 9, 1998, the Company announced that a definitive merger agreement had been entered into with Frederica Bank & Trust ("Frederica"). As of December 31, 1997, Frederica had total assets of $66,166,000 and for the year ended December 31, 1997, had revenue and net income of $5,420,000 and $660,000, respectively. The merger is expected to be accounted for as a pooling of interests.

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

On June 23, 1998, the Company declared dividends of $0.08 per share payable to shareholders of record as of June 30, 1998. During the quarter ended June 30, 1997, the Company declared cash dividends of $0.07 per share (restated for stock splits and pooling of interests).

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

As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three and six months ended June 30, 1998, total comprehensive income totaled $4,174,000 and $8,501,000, respectively. During the three and six months ended June 30, 1997, total comprehensive income totaled $2,766,000 and $5,795,000, respectively.

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

Note 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 1998 have been restated from amounts previously reported to reflect the effect of business combinations accounted for as poolings of interests. For the quarter ended June 30, 1997, net income per common share and net income per common share, diluted, have been adjusted $(0.01). For the six months ended June 30, 1997, net income per common share and net income per common share, diluted, have been adjusted $(0.02).

The following tables set forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      1998                    1997
                                                                    -------                 -------
                                                                 (In thousands, except per share data)
NUMERATOR:
  Net income                                                        $ 4,140                 $ 3,008
                                                                    =======                 =======
DENOMINATOR:
  Denominator for basic earnings per share - weighted
   average shares                                                    16,954                  16,602
  Effect of dilutive securities - stock options                         453                     268
                                                                    -------                 -------
  Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                   17,407                  16,870
                                                                    =======                 =======
Net income per share of common stock                                $  0.24                 $  0.18
                                                                    -------                 -------
Net income per share of common stock - diluted                      $  0.24                 $  0.18
                                                                    =======                 =======

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      1998                    1997
                                                                    -------                 -------
                                                                 (In thousands, except per share data)
NUMERATOR:
  Net income                                                        $ 7,874                 $ 5,533
                                                                    =======                 =======
DENOMINATOR:
  Denominator for basic earnings per share - weighted
   average shares                                                    16,917                  16,602
  Effect of dilutive securities - stock options                         413                     218
                                                                    -------                 -------
  Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                   17,330                  16,820
                                                                    =======                 =======
Net income per share of common stock                                $  0.47                 $  0.33
                                                                    -------                 -------
Net income per share of common stock - diluted                      $  0.45                 $  0.33
                                                                    =======                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Condensed Statements of Income, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

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

FINANCIAL CONDITION

At the end of the second quarter of 1998, total assets increased $60,546,000 or 7.0% from December 31, 1997. Total loans (excluding mortgage loans held for sale), increased $73,498,000 or 12.9% from December 31, 1997 to June 30, 1998. The loan increases are primarily attributable to increased demand for loans in the markets that the Company serves. Mortgage loans held for sale decreased $10,360,000 or 17.5% during the same period. Federal funds sold decreased $6,475,000 or 15.3% from December 31, 1997 to June 30, 1998. Securities available-for-sale decreased $1,140,000 or 0.9% during the same period due to maturities and calls. The proceeds from securities sold or maturing were used to partially fund the increase in loans.

Other borrowings increased by $37,379,000 or 308.0% as the result of the Company funding its mortgage banking operation with a warehouse line of credit from a regional bank. Total liabilities increased by $53,597,000 or 6.8% from December 31, 1997 to June 30, 1998. Noninterest-bearing deposits increased by $12,330,000 or 12.2% and interest-bearing deposits increased by $11,525,000 or 1.9% during the same period as the Company has increased its market area through the acquisition of Central and Southern Holding Company in June 1997, Citizens Gwinnett Bankshares in December 1997, and Lanier Bank and Trust in June 1998.

RESULTS OF OPERATIONS

For the three-month period ended June 30, 1998 the Company recorded net income of $4,140,000 as compared to $3,008,000 for the same period in 1997. This $1,132,000 or 37.6% increase is due primarily to the following:

  Net interest income increased $1,164,000.
  Provision for credit losses increased $102,000.
  Total noninterest income increased $3,827,000.
  Total noninterest expense increased $3,748,000.
  Income tax expense increased $9,000.

The reasons for these changes are discussed more fully below.

For the six-month period ended June 30, 1998 the Company recorded net income of $7,874,000 as compared to $5,533,000 for the same period in 1997. This $2,341,000 or 42.3% increase is due primarily to the following:

  Net interest income increased $2,192,000.
  Provision for credit losses decreased $34,000.
  Total noninterest income increased $7,653,000.
  Total noninterest expense increased $6,497,000.
  Income tax expense increased $1,041,000.

The reasons for these changes are discussed more fully below.

Net Interest Income
-------------------

Net interest income increased $1,164,000 or 12.9% for the three month period ended June 30, 1998 compared to same period in 1997, due to an increase in average earning assets. Average earning assets increased by approximately $149 million while average interest-bearing liabilities increased by approximately $119 million. Yields on earning assets decreased by 18 basis points and costs of interest-bearing liabilities increased by 19 basis points. The net interest margin declined to 4.76% in the second quarter of 1998 from 5.06% in the comparable period of 1997.

Net interest income increased $2,192,000 or 12.8% for the six month period ended June 30, 1998 compared to same period in 1997, due to an increase in average earning assets. Average earning assets increased by approximately $135 million while average interest-bearing liabilities increased by approximately $131 million. Yields on earning assets decreased by 13 basis points and costs of interest-bearing liabilities increased by 20 basis points. The net interest margin declined to 4.67% in the second quarter of 1998 from 4.95% in the comparable period of 1997.

Provision for Credit Losses
---------------------------

The Company recorded a provision for credit losses of $150,000 for the second quarter of 1998. The Company had net recoveries during the quarter of $135,000 related to prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue with continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for credit losses in relation to this net recovery stream, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.

                                 ASSET QUALITY

                                                 JUNE 30, 1998        DECEMBER 31,
                                                 -------------        ------------
                                                                (dollars in thousands)
Loans past due 90 days or more and
Nonaccrual loans                                      3,203              2,875              328           11%
                                                     ------             ------            -----           ---
    Total nonperforming loans                         3,226              3,502             (276)          (8)%

Other real estate owned                               2,142              1,237              905           73%
                                                     ------             ------            -----           ---
   Total nonperforming assets                        $5,368             $4,739            $ 630           13%
                                                     ======             ======            =====           ===
Nonperforming loans/Total loans                        0.50%              0.61%
Nonperforming assets/Total assets                      0.58%              0.55%

The table above illustrates the changes in the level of nonperforming assets from December 31, 1997 to June 30, 1998. The level of nonperforming assets at June 30, 1998 increased slightly from December 31, 1997. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------

The Company's main sources of noninterest income are from mortgage banking activities and from service charges on deposit accounts. Noninterest income increased substantially in the second quarter of 1998 compared to the same period in 1997. Income from mortgage banking activities increased $3,562,000 in the three months ended June 30, 1998 compared to the same period in 1997 due to the increased volume of mortgage loan originations in part due to the acquisition of Traditional Mortgage Company in October 1997 and continued strong housing demand in the Company's markets. Other operating income increased $445,000 primarily due to the sale of a subsidiary branch banking location.

Noninterest income increased substantially for the six months ended June 30, 1998 compared to the same period in 1997. Total noninterest income increased $7,653,000, or 82.5% for the six months. Income from mortgage banking activities increased $6,910,000, or 128.5% in the six months compared to the same period in 1997.

Noninterest Expense
-------------------

Noninterest expense increased substantially for the three month and six month periods ended June 30, 1998 compared to the same periods in 1997. Salaries and employee benefits expense increased primarily due to increased commissions on mortgage loan originations. Occupancy expense also increased due to the Company's opening of two new branches of a subsidiary bank during the third quarter of 1997.

Income Tax Expense
------------------

Income tax expense increased slightly for the three months ended June 30, 1998 compared to the same period in 1997. The effective tax rate for second quarter 1998 was 27% versus 34% for the same period in 1997. Second quarter 1997 accrued taxes were reduced by the utilization of tax credits and prior period net operating loss carryforwards.

Income tax expense increased $1,041,000, or 47.9% for the six months ended June 30, 1998 compared to the same period in 1997. The effective tax rate for the six months was 29% vs. 28% for the same period in 1997.

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

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $13 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $17 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by an increasing core deposit base. Deposits have increased $24 million since year ended December 31, 1997, or approximately 3.4%. At June 30, 1998, the loan-to-deposit (excluding loans held for sale) ratio was 88%.

Effective April 15, 1998, the Company and Premier Lending Corporation, a wholly owned subsidiary, entered into a $90 million Mortgage Warehouse Line of Credit Loan and Security Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent for Colonial Bank, CoreStates Bank, N.A. and SouthTrust Bank, National Association. The proceeds of the line of credit will be used to provide interim funds for the funding of eligible residential mortgage loans prior to resale thereof to investors pre-approved by the agent. Advances of the proceeds of the line of credit will be made from time to time by the lenders, on a pro rata basis in accordance with their respective percentage interest, upon written request of the Company and/or Premier Lending Corporation's compliance with such advance conditions as may be established from time to time by the agent. The term of the line of credit is one year. The line of credit is secured by an assignment of and a grant of a first priority security interest in the subject mortgage loans.

SHAREHOLDERS' EQUITY

The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 9.2% at June 30, 1998, compared to 9.1% at December 31, 1997.

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

The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and noncumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for credit losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

The Federal Reserve and the FDIC also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1% to 2% higher than the minimum 3% level.

                                 CAPITAL LEVELS

                                                 AT JUNE 30, 1998
                                                 ----------------
Tier I Capital Leverage Ratio                          11.23%

Tier I Risk-based Capital Ratio                        14.79%
Tier II Risk-based Capital Ratio                        1.47%
                                                       -----
Total Risk-based Capital Ratio                         16.26%
                                                       =====

YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company is taking steps to prepare both its information technology systems and its other equipment and machinery for the Year 2000 date change. The Company expects to substantially complete these efforts at the end of calendar year 1998, with testing to continue through 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.
The Company is currently unable to estimate the most reasonably likely worst-case effects of the Year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze the worst-case scenarios and the need for such contingency planning once the measures described above have been completed and testing of the Company's systems for Year 2000 compliance has begun.

The Company is currently unable to estimate whether it is exposed to significant risk of being adversely affected by the Year 2000 noncompliance by third parties. During the third quarter of 1998, the Company intends to begin contacting third parties with which it has material relationships, including its material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by March 31, 1999.

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

PART II.OTHER INFORMATION

ITEM 4.SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 30, 1998, the Company held its annual shareholders' meeting at which the shareholders approved the following proposals:

1. The proposal to approve the Agreement and Plan of Reorganization entered into with Button Gwinnett Financial Corporation dated February 5, 1998, as amended. This proposal was approved with 9,441,716 shares or 61.22% voting for the proposal, 11,706 or .08% voting against the proposal and, 34,762 or .23% abstaining from the proposal. There were 1,951,906 or 12.65% broker non-votes.

2. The proposal to elect the following directors of Premier to serve until the next annual meeting: N. Michael Anderson, George S. Carpenter, Jr., Donald N. Ellis, William M. Evans, Jr., John H. Ferguson, D.D.S., Robert E. Flourney III, A.F. Gandy, Robin R. Howell, C. Steve McQuaig, M.D., Darrell D. Pittard, James E. Freeman, Billy H. Martin, James L. Coxwell, Sr., Robert C. Oliver and Thomas E. Owen, Jr. This proposal was approved with 11,322,388 shares or 73.42% voting for the proposal, and 117,702 or .76% withholding authority.

3. The proposal to ratify the selection of Ernst & Young LLP as Premier's independent public accountants for the year ending December 31, 1998. This proposal was approved with 11,384,029 shares or 73.82% voting for the proposal, 22,206 or .14% voting against the proposal and 33,855 or .22% abstaining from the proposal.

4. The proposal to amend Premier's Articles of Incorporation to increase the number of authorized shares of Premier Common Stock from 20,000,000 to 60,000,000. This proposal was approved with 11,132,836 shares or 72.19% voting for the proposal, 205,623 or 1.33% voting against the proposal and 29,054 or .19% abstaining from the proposal. There were 72,577 broker non-votes with regard to this proposal.

5. The proposal to amend the Premier Bancshares, Inc. 1997 Stock Option Plan to increase the number of shares of common stock available for grant thereunder from 1,125,000 to 3,000,000 shares. This proposal was approved with 8,734,574 shares or 56.64% voting for the proposal, 689,191 or 4.47% voting against the proposal and 64,419 or .42% abstaining from the proposal. There were 1,951,906 broker non-votes in connection with this proposal.

6. The proposal to approve the Premier Bancshares, Inc. Employee Stock Purchase Plan. This proposal was approved with 8,967,370 shares or 58.15% voting for the proposal, 435,588 or 2.83% against the proposal and 85,226 or .55% abstaining from the proposal. There were 1,951,906 or 12.6% broker non-votes with regard to this proposal.

Item 6.Exhibits and Reports on Form 8-K

a. Exhibits

EXHIBIT
NUMBER      EXHIBIT
------      ---------
 10.1       Premier Bancshares, Inc. 1997 Stock Option Plan (as amended and restated effective July 1, 1998) (Incorporated by reference as
            Exhibit 99.1 to Premier's Form S-8 filed on July 21, 1998).

 10.2 Employment Agreement dated July 1, 1998 by and among Premier, Premier Bank, The Bank of Gwinnett County and Glenn S. White dated July 1, 1998.

 10.3 Employment Agreement dated July 1, 1998 by and among Premier Bank, The Bank of Gwinnett County and Andrew R. Pourchier.

 10.4 Severance Pay Agreement dated as of July 1, 1998, by and among Premier Bank, The Bank of Gwinnett County and John C. Pentecost.

 10.5 Severance Pay Agreement dated as of July 1, 1998, by and among Premier Bank, The Bank of Gwinnett County and Linda S. George.

 10.6 Severance Pay Agreement dated as of July 1, 1998, by and among Premier Bank, The Bank of Gwinnett County and William P. Shaver.

 10.7 Employment Agreement dated as of July 2, 1998, by and among First Community Bank of Henry County, Premier and Charles B. Blackmon.

 10.8 Employment Agreement dated as of January 1, 1998 by and between Premier and Jo S. Hill.

 10.9 Employment Agreement dated as of June 9, 1998 by and between Premier, Premier Bank and A. Lee Wilhelm.

 10.10 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Bank, Central and Southern Bank of Georgia and Michael E. Ricketson.

 10.11 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Lending Corporation, Premier Bank and Darrell D. Pittard.

 10.12 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Bank and Robert C. Oliver.

 27.1       Financial Data Schedule


b. Reports on Form 8-K

On June 9, 1998, the Company filed a Current Report on Form 8-K, reporting the consummation of the merger of Lanier Bank & Trust Company with and into Premier Bank.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREMIER BANCSHARES, INC.
-------------------------
Registrant


Date:  August 14, 1998          Darrell D. Pittard
                                ------------------
                                Darrell D. Pittard
                                Chief Executive Officer


Date:  August 14, 1998          Michael E. Ricketson
                                --------------------
                                Michael E. Ricketson
                                Chief Accounting Officer