Form 10-Q
period 1998-09-30
PREMIER BANCSHARES INC /GA
filed 1998-11-16
CIK 836616



                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998       Commission file number 1-12625


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

    (address of principal                                       (zip code)
      executive offices)


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

                  Yes    X           No
                       -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at November 5, 1998
COMMON STOCK, $1.00 PAR VALUE                               24,877,105

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements................................... 3



         Consolidated Condensed Statements of Condition (Unaudited) as of
         September 30, 1998 and December 31, 1997


         Consolidated Condensed Statements of Income (Unaudited) for the Three
         Months Ended September 30, 1998 and 1997

         Consolidated Condensed Statements of Income (Unaudited) for the Nine
         Months Ended September 30, 1998 and 1997

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1998 and 1997

         Notes to Unaudited Consolidated Condensed Financial Statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.................................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................16


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................................17

Signatures.............................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                      PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                                                     (Unaudited)
                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1998                   1997
                                                                                    -------------          ------------
                                                                                      (dollar amounts in thousands)
Assets
    Cash and due from banks                                                           $   78,697           $   50,049
    Interest-bearing deposits with other banks                                             3,552                6,977
    Federal funds sold                                                                   122,675               54,467
    Securities available-for-sale                                                         97,356              146,885
    Securities held-to-maturity                                                           36,778               46,003
    Loans held for sale                                                                   58,277               62,738

    Loans                                                                                904,015              806,519
    Allowance for credit losses                                                          (13,710)             (13,356)
                                                                                      -----------          ------------
    Net loans                                                                            890,305              793,163

    Premises and equipment, net                                                           30,611               30,055
    Goodwill and other intangibles                                                         4,624                5,001
    Other real estate owned                                                                2,441                1,237
    Other assets                                                                          18,854               17,758
                                                                                      ----------           ----------

              Total assets                                                            $1,344,170           $1,214,333
                                                                                      ==========           ==========
Liabilities
    Deposits
              Noninterest-bearing                                                     $  175,826           $  170,864
              Interest-bearing                                                           910,564              845,316
                                                                                      ----------           ----------
              Total deposits                                                           1,086,390            1,016,180

    Federal funds purchased and securities sold under repurchase agreements               16,482               27,168
    Federal Home Loan Bank advances                                                        1,875                2,875
    Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                              28,750               28,750
    Other borrowings                                                                      70,980               12,197
    Other liabilities                                                                     11,336               10,795
                                                                                      ----------           ----------
              Total liabilities                                                        1,215,813            1,097,965

Redeemable preferred stock, par value $60, 2,000,000 shares authorized, 40,770
 shares issued and outstanding                                                             2,446                2,446

Shareholders' Equity
  Common stock, $1 par value; 60,000,000 shares authorized; 24,875,634 and
   24,915,045 shares issued at September 30, 1998 and December 31, 1997, respectively     24,875               24,914
  Capital surplus                                                                         47,526               47,649
  Retained earnings                                                                       52,876               41,877
  Treasury stock, at cost 701,944 shares at December 31, 1997                                ---               (1,186)
  Unrealized gains on securities available-for-sale, net                                     634                  668
                                                                                      ----------           ----------
              Total shareholders' equity                                                 125,911              113,922
                                                                                      ----------           ----------

              Total liabilities and shareholders' equity                              $1,344,170           $1,214,333
                                                                                      ==========           ==========

See notes to consolidated condensed financial statements.

                                  PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              1998              1997
                                                                        ---------------     -------------
                                                                     (dollar amounts in thousands, except per
                                                                                    share data)
 INTEREST INCOME
     Loans, including fees                                                   $24,039            $20,796
     Investment securities:
             Taxable                                                           2,541              2,863
             Tax-exempt                                                          276                340
     Federal funds sold                                                        1,606                633
     Other interest income                                                       --                  44
                                                                             -------            -------
             Total interest income                                            28,462             24,676

INTEREST EXPENSE
     Deposits                                                                 11,220             10,179
     Other borrowings                                                          2,154                832
                                                                             -------            -------
             Total interest expense                                           13,374             11,011

     Net interest income                                                      15,088             13,665
     Provision for credit losses                                                 170                580
                                                                             -------            -------
     Net interest income after provision for credit losses                    14,918             13,085

NONINTEREST INCOME
     Service charges on deposit accounts                                         872              1,086
     Securities transactions, net                                              1,110                 14
     Mortgage banking activities                                               5,983              4,236
     Other noninterest income                                                  2,306              1,173
                                                                             -------            -------
             Total noninterest income                                         10,271              6,509

NONINTEREST EXPENSE
     Salaries and employee benefits                                            9,961              6,924
     Net occupancy and equipment expense                                       2,084              1,609
     Merger related expenses                                                   1,245                261
     Other noninterest expense                                                 4,050              3,000
                                                                             -------            -------
             Total noninterest expense                                        17,340             11,794

Income before income taxes                                                     7,849              7,800
Income taxes                                                                   3,142              2,769
                                                                             -------            -------

NET INCOME                                                                   $ 4,707            $ 5,031
                                                                             =======            =======
Per Share Information (1):
     Earnings per share - Basic                                              $  0.19            $  0.21
     Weighted average common shares outstanding - Basic                   24,875,634         24,287,188

     Earnings per share  Diluted                                             $  0.18            $  0.20
     Weighted average common shares outstanding  Diluted                  25,358,634         24,555,188

     Dividends declared per share                                            $  0.00            $  0.04

See notes to consolidated condensed financial statements.

(1) After giving effect to a stock split payable to stockholders of record on January 23, 1998.

                                  PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              1998                    1997
                                                                         --------------         --------------
                                                                              (dollar amounts in thousands,
                                                                                  except per share data)
INTEREST INCOME
     Loans, including fees                                                   $69,351                 $57,485
     Investment securities:
        Taxable                                                                7,355                   8,983
        Tax-exempt                                                               909                   1,076
     Federal funds sold                                                        3,466                   2,451
     Other interest income                                                        89                     142
                                                                             -------                 -------
        Total interest income                                                 81,170                  70,137

INTEREST EXPENSE
  Deposits                                                                    32,881                  28,976
  Other borrowings                                                             5,048                   2,131
                                                                             -------                 -------
        Total noninterest income                                              37,192                  31,107

  Net interest income                                                         43,241                  39,030
  Provision for credit losses                                                    350                     929
                                                                             -------                 -------
        Net interest income after provision for credit losses                 42,891                  38,101

NONINTEREST INCOME
  Service charges on deposit accounts                                          2,949                   3,216
  Securities transactions, net                                                 1,119                     (31)
  Mortgage banking activities                                                 18,715                   9,806
  Other noninterest income                                                     5,943                   3,855
                                                                             -------                 -------
        Total noninterest income                                              28,726                  16,846

NONINTEREST EXPENSE
   Salaries and employee benefits                                             27,895                  20,393
   Net occupancy and equipment expense                                         5,842                   4,606
   Merger related expenses                                                     2,625                     655
   Other noninterest expenses                                                 10,228                   8,867
                                                                             -------                 -------
        Total noninterest expense                                             46,590                  34,521

 Income before income taxes                                                   25,027                  20,426
 Income taxes                                                                  8,622                   6,742
                                                                             -------                 -------
 NET INCOME                                                                  $16,405                 $13,684
                                                                             =======                 =======

Per share information (1):
  Earnings per share - Basic                                                 $  0.65                 $  0.56
     Weighted average common shares outstanding - Basic                   24,875,634              24,287,188

  Earnings per share - Diluted                                               $  0.65                 $  0.55
     Weighted average common shares outstanding  Diluted                  25,068,634              24,555,188

  Dividends declared per share                                               $0.16                   $  0.14

See notes to consolidated condensed financial statements.

(1) After giving effect to stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997.

                                      PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          1998                   1997
                                                                                        ---------              ---------
                                                                                          (dollar amounts in thousands,
                                                                                              except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $  16,405              $  13,684
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Provision for credit losses                                                         350                    929
          Depreciation expense                                                              2,277                  1,017
          Amortization and accretion, net                                                     337                    165
          Gain on sale of premises and equipment                                             (538)                   --
          Gain on sale of branch                                                             (657)                   --
          Gain on sale of subsidiary                                                          --                  (1,054)
          (Gain) loss on sale of securities                                                (1,119)                    31
          Net (increase) decrease in loans held for sale                                   15,261                (26,771)
          Increase in other assets                                                         (1,885)                (1,119)
          (Decrease) increase in other liabilities                                         (1,630)                 1,211
                                                                                        ---------              ---------
       Net cash provided by (used in)  operating activities                                28,801                (11,907)

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in interest bearing deposits                                                    3,425                    568
   Proceeds from maturities and paydowns of investment securities available-for-sale       64,327                 43,469
   Proceeds from maturities and paydowns of investment securities held-to-maturity         18,885                  7,313
   Proceeds from sales of investment securities available-for-sale                         23,215                 18,527
   Purchases of investment securities available-for-sale                                  (37,588)               (37,460)
   Purchases of investment securities held-to-maturity                                    (10,085)               (15,162)
   Net increase in loans                                                                  (97,846)              (131,385)
   (Increase) decrease in federal funds sold, net                                         (68,208)                53,108
   Additions to premises and equipment                                                     (3,665)                (1,875)
   Proceeds from sales of premises and equipment                                            1,105                    --
   Sale of  bank branch                                                                    (7,122)                   --
                                                                                        ---------              ---------
       Net cash used in investing activities                                             (113,557)               (62,897)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                70,210                 73,852
   Net increase in short  term borrowings                                                  47,097                  8,489
   Cash dividends paid                                                                     (5,406)                (3,398)
   Purchase of treasury stock                                                                 --                  (1,143)
   Proceeds from exercise of stock options                                                  1,503                    405
                                                                                        ---------              ---------
       Net cash provided by financing activities                                          113,404                 78,205
                                                                                        ---------              ---------

       Net increase in cash and cash equivalents                                           28,648                  3,401
Cash and cash equivalents, beginning of period                                             50,049                 42,417
                                                                                        ---------              ---------
Cash and cash equivalents, end of period                                                $  78,697              $  45,818
                                                                                        =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                          $  38,267              $  29,936
                                                                                        =========              =========
      Income taxes                                                                      $   7,430              $   5,947
                                                                                        =========              =========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed three mergers in 1998 accounted for as poolings of interests. The accompanying consolidated condensed financial information has been restated for all periods presented. The results of operations for the three-month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2.  BUSINESS COMBINATIONS

Completed Combinations.

On July 2, 1998, the Company completed a business combination with the Bank Holding Company ("BHC") by exchanging 2,170,447 shares of the Company's common stock and 40,770 shares of the Company's redeemable preferred stock for all of the outstanding common and redeemable preferred stock of BHC. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1998. All prior period consolidated financial statements have been restated to include the results of BHC.

On July 1, 1998, the Company completed a business combination with Button Gwinnett Financial Corporation ("Button Gwinnett") by exchanging 5,571,778 shares of the Company's common stock for all of the outstanding common stock of Button Gwinnett. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1998. All prior period consolidated financial statements have been restated to include the results of Button Gwinnett.

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

The following table illustrates the Company's net interest income and net income on a consolidated basis for periods prior to the business combinations discussed above:

                                                                                  NINE MONTHS ENDED
                                                                                     September 30,
                                                                                1998              1997
                                                                               -------           -------
Net interest income:                                                            (dollars in thousands)
  Premier Bancshares, Inc., exclusive of pre-acquisition amounts               $32,982           $13,556
  Bank Holding Company (1)                                                       2,730             4,541
  Button Gwinnett (2)                                                            6,042             8,028
  Lanier (3)                                                                     1,487             2,193
  Citizens (4)                                                                     --              6,013
  Central and Southern (5)                                                         --              4,699
                                                                               -------           -------
Total                                                                          $43,241           $39,030
                                                                               =======           =======


Net income:
  Premier Bancshares, Inc., exclusive of pre-acquisition amounts               $12,240           $ 5,278
  Bank Holding Company (1)                                                         870             1,243
  Button Gwinnett (2)                                                            2,954             3,576
  Lanier (3)                                                                       341               553
  Citizens (4)                                                                     --              1,519
  Central and Southern (5)                                                         --              1,515
                                                                               -------           -------
Total                                                                          $16,405           $13,684
                                                                               =======           =======

-----------
(1) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of July 2, 1998. Results of operations for the period from July 3, 1998 through September 30, 1998 are included in Premier Bancshares, Inc. amounts.
(2) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of July 1, 1998. Results of operations for the period from July 2, 1998 through September 30, 1998 are included in Premier Bancshares, Inc. amounts.
(3) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of June 9, 1998. Results of operations for the period from June 10, 1998 through September 30, 1998 are included in Premier Bancshares, Inc. amounts.
(4) 1997 amounts reflect the results of operations from January 1, 1997 through September 30, 1997.
(5) 1997 amounts reflect the results of operations from January 1, 1997 through the effective merger date of June 23, 1997. Results of operations for the period from June 24, 1997 through September 30, 1997 are included in Premier Bancshares, Inc. amounts.

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

Combinations

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

On June 23, 1998, the Company declared dividends of $0.08 per share payable to shareholders of record as of June 30, 1998. During the quarter ended September 30, 1997, the Company declared cash dividends of $0.07 per share (restated for stock splits and pooling of interests).

On October 19, 1998 the Company declared dividends of $0.09 per share payable to shareholders of record as of November 2, 1998. The dividend was paid on November 12, 1998.

Note 4.  RECENT ACCOUNTING DEVELOPMENTS

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

As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the three and nine months ended September 30, 1998, total comprehensive income amounted to $4,687,000 and $17,039,000, respectively. During the three and nine months ended September 30, 1997, total comprehensive income amounted to $5,437,000 and $14,352,000 respectively.

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

Note 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 1998 have been restated to reflect the effect of business combinations accounted for as poolings of interests. For the quarter ended September 30, 1997, net income per common share, diluted, has been adjusted $(.01). For the nine months ended September 30, 1997, net income per common share and net income per common share, diluted, have been adjusted $(.01).

The following tables sets forth the computation of basic and diluted earnings per share:

                                                                             QUARTER ENDED SEPTEMBER 30,
                                                                               1998                  1997
                                                                      ---------------------------------------
                                                                        (In thousands, except per share data)
                Numerator:
                  Net income                                                      $ 4,707             $ 5,031
                  Preferred stock dividends                                           (49)                (49)
                                                                                  -------             -------
                  Net income available to common shareholders                     $ 4,658             $ 4,982
                                                                                  =======             =======

                Denominator:
                  Denominator for basic earnings per share - weighted
                    average shares                                                 24,875              24,287
                  Effect of dilutive securities - stock options                       484                 268
                                                                                  -------             -------
                  Denominator for diluted earnings per share - adjusted
                    weighted average shares and assumed conversions                25,359              24,555
                                                                                  =======             =======

                Net income per share of common stock                              $  0.19             $  0.21
                                                                                  -------             -------
                Net income per share of common stock - diluted                    $  0.18             $  0.20
                                                                                  =======             =======

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1998                1997
                                                                            -----------------     ---------------
                                                                            (In thousands, except per share data)
                Numerator:
                  Net income                                                      $16,405             $13,684
                  Preferred stock dividends                                          (147)               (147)
                                                                                  -------             -------
                  Net income available to common shareholders                     $16,258             $13,537
                                                                                  =======             =======
                Denominator:
                  Denominator for basic earnings per share - weighted
                    average shares                                                 24,876              24,287
                  Effect of dilutive securities - stock options                       193                 268
                                                                                  -------             -------
                  Denominator for diluted earnings per share - adjusted
                    weighted average shares and assumed conversions                25,069              24,555
                                                                                  =======             =======

                Net income per share of common stock                              $  0.65             $  0.56
                                                                                  -------             -------
                Net income per share of common stock - diluted                    $  0.65             $  0.55
                                                                                  =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At September 30, 1998, the Company had six subsidiaries: Premier Bank ("Premier Bank"), Premier Lending Corporation ("Premier Lending"), The Central and Southern Bank of Georgia ("Central and Southern Bank"). The Bank of Gwinnett County ("Gwinnett County Bank"), First Community Bank of Henry County ("Henry County Bank"), and The Bank of Spalding County ("Spalding County Bank"). The Company was incorporated in 1988 under the laws of the State of Georgia.

The Company is a locally-focused, community-oriented financial services holding company which offers various traditional banking services. Among these services are commercial finance (including asset-based loans), Small Business Administration ("SBA") lending, residential construction lending, residential mortgage loan origination and commercial real estate mortgage loan origination.

Through its five wholly-owned financial institution subsidiaries, Premier Bank, Central and Southern Bank, Gwinnett County Bank, Henry County Bank and Spalding County Bank (collectively, the "Banking Subsidiaries," or ("Banks"), the Company operates twenty-eight banking offices located in the Atlanta metropolitan area and in northern and central Georgia. In these markets, the Banking Subsidiaries provide a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans, consumer loans and a variety of commercial and consumer deposit accounts.

In addition, through its wholly-owned mortgage banking subsidiary, Premier Lending, the Company operates eight mortgage loan production offices in the Atlanta metropolitan area and one in each of Jacksonville, Florida; Charleston, South Carolina; and Mobile, Alabama. Premier Lending is a retail originator of residential mortgage loans which are sold to correspondent mortgage investors and is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans and an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator.

Acquisitions of unaffiliated financial institutions during the past two years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1988, the Company acquired Lanier Bank & Trust Company; on July 1, 1998, the Company acquired Button Gwinnett Financial Corporation, a bank holding company; and on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

On October 17, 1997, the Company acquired Traditional Mortgage Corporation ("Traditional"), a Georgia corporation specializing in mortgage banking, and merged Traditional with and into Premier Lending, adding five loan production offices to Premier Lending's existing franchise.

The Company's principal executive offices are located at 2180 Atlanta Plaza, 950 East Paces Ferry Road, Atlanta, Georgia 30326 and its telephone number at that address is (404) 814-3090.


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

FINANCIAL CONDITION

At the end of the third quarter of 1998, total assets increased $129,837,000 or 10.7% from December 31, 1997. Total loans (excluding mortgage loans held for sale), increased $97,496,000 or 12.1% from December 31, 1997 to September 30, 1998. The increase in loans is primarily attributable to increased demand for loans in the markets that the Company serves due to a declining interest rate environment. Mortgage loans held for sale decreased $4,461,000 or 7.1% during the same period. Federal funds sold increased $68,208,000 or 125.2% from December 31, 1997 to September 30, 1998. Securities available-for-sale decreased $49,529,000 or 33.7% and securities held-to-maturity decreased $4,461,000 or 9.7% during the same period due to principal maturities and calls. The proceeds from securities sold or maturing were used to partially fund the increase in loans.

Other borrowings increased by $58,783,000 or 481.9% as the result of the Company funding its mortgage banking operations with a warehouse line from a regional bank. Total liabilities increased by $117,848,000 or 10.7% from December 31, 1997 to September 30, 1998. Noninterest-bearing deposits increased by $4,962,000 or 2.9% and interest-bearing deposits increased by $65,248,000 or 7.7% during the same period as the Company has increased its market area through the acquisition of Central and Southern Holding Company in June 1997, Citizens Gwinnett Bankshares in December 1997, Lanier Bank & Trust in June 1998, The Bank Holding Company and Button Gwinnett Financial Corporation in July 1998.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 1998 the Company recorded net income of $4,707,000 as compared to $5,031,000 for the same period in 1997. This $324,000 or 6.4% decrease is due primarily to the following:

     Net interest income increased $1,423,000.
     Provision for credit losses decreased $410,000.
     Total noninterest income increased $3,762,000.
     Total noninterest expense increased $5,546,000.
     Income tax expense increased $373,000.

The reasons for these changes are discussed more fully below.

For the nine-month period ended September 30, 1998 the Company recorded net income of $16,405,000 as compared to $13,684,000 for the same period in 1997. This $2,721,000 or 19.9% increase is due primarily to the following:

     Net interest income increased $4,211,000.
     Provision for credit losses decreased $579,000.
     Total noninterest income increased $11,880,000.
     Total noninterest expense increased $12,069,000.
     Income tax expense increased $1,880,000.

The reasons for these changes are discussed more fully below.


Net Interest Income
-------------------

Net interest income increased $1,423,000 or 10.4% for the three month period ended September 30, 1998 compared to the same period in 1997, due to an increase in average earning assets. Average earning assets increased by approximately $153 million while average interest-bearing liabilities increased by approximately $133 million. Yields on earning assets increased by 7 basis points and costs of interest-bearing liabilities increased by 26 basis points. The net interest margin declined to 4.99% in the third quarter of 1998 from 5.16% in the comparable period of 1997.

Net interest income increased $4,211,000 or 10.8% for the nine month period ended September 30, 1998 compared to the same period in 1997, due to an increase in average earning assets. Average earning assets increased by approximately $155 million and average interest-bearing liabilities increased by approximately $137 million. Yields on earning assets increased by 2 basis points and costs of interest-bearing liabilities increased by 23 basis points. The net interest margin declined to 4.98% for the first nine months of 1998 from 5.20% in the comparable period of 1997.

Provision for Credit Losses
---------------------------

The Company recorded a provision for credit losses of $170,000 for the third quarter of 1998. The Company had net charge-offs during the quarter of $41,000. Management anticipates a possible net recovery trend due to continued recoveries of prior period charge-offs. Management will monitor and adjust the level of the allowance for credit losses in relation to this net recovery stream, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.

                            ASSET QUALITY
                                  SEPTEMBER 30,   DECEMBER 31,
                                      1998           1997       CHANGE   PERCENTAGE
                                  -----------------------------------------------------
                                           (dollars in thousands)
Loans past due 90 days or more      $  357         $  766       $ (409)    (53.4)%
Nonaccrual loans                     4,193          3,459          734      21.2 %
                                   -------         ------       ------     -----
    Total nonperforming loans        4,550          4,225          325       7.7 %

Other real estate owned              2,441          1,349        1,092      80.9 %
                                   -------         ------       ------     -----
   Total nonperforming assets       $6,991         $5,574       $1,417      25.4 %
                                   =======         ======       ======     =====

Nonperforming loans/Total loans       0.50%          0.52%
Nonperforming assets/Total assets     0.52%          0.46%

The table above illustrates the changes in the level of nonperforming assets from December 31, 1997 to September 30, 1998. The level of nonperforming assets at September 30, 1998 increased slightly from December 31, 1997. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------

The Company's main sources of noninterest income are from mortgage banking
activities and service charges on deposit accounts.   Noninterest income
increased substantially in the third quarter of 1998 compared to the same period in 1997. Income from mortgage banking activities increased $1,747,000 for the three months ended September 30, 1998 compared to the same period in 1997. An increased volume of mortgage loan originations is due to continued strong housing demand in the Company's markets and a low interest rate environment. Other operating income increased $1,133,000 primarily due to the sale of a subsidiary branch banking location.

Noninterest income increased substantially for the nine months ended September 30, 1998 compared to the same period in 1997. Total noninterest income increased $11,880,000, or 70.5% for the nine months. Income from mortgage banking activities increased $8,909,000, or 90.9% for the first nine months of 1998 compared to the same period in 1997.

Noninterest Expense
-------------------

Noninterest expense increased substantially for the three month and nine month periods ended September 30, 1998 compared to the same periods in 1997. Salaries and employee benefits expense increased primarily due to increased commissions on mortgage loan originations. Occupancy expense also increased due to the Company's opening of two new branches of a subsidiary bank during the third quarter of 1997. Merger expenses increased to $2,325,000, including $1,080,000 included in salaries and employee benefits, for the third quarter of 1998 due to the costs related to completion of the acquisitions of Button Gwinnett Financial Corporation and The Bank Holding Company in July 1998.

Income Tax Expense
------------------

Income tax expense increased slightly for the three months ended September 30, 1998 compared to the same period in 1997. The effective tax rate for third quarter 1998 was 40.0% vs. 35.5% for the same period in 1997. Third quarter 1997 tax expense was low due to the recognition of tax credits and prior period net operating loss carryforwards.

Income tax expense increased $1,880,000, or 27.9% for the nine months ended September 30, 1998 compared to the same period in 1997. The effective tax rate for the nine months ended September 30, 1998 was 34.5% vs. 33.0% for the same period in 1997.

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

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $35 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $80 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by an increasing core deposit base. Deposits have increased $70 million or 6.9% since December 31, 1997. At September 30, 1998, the loan-to-deposit (excluding loans held for sale) ratio was 83.2%.

Effective April 15, 1998, the Company and Premier Lending Corporation, a wholly owned subsidiary, entered into a $90 million Mortgage Warehouse Line of Credit Loan and Security Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent for Colonial Bank, CoreStates Bank, N.A. and SouthTrust Bank, National Association (the "Credit Facility"). The proceeds of the line of credit will be used to provide interim funds for the funding of eligible residential mortgage loans prior to resale thereof to investors pre-approved by the agent. Advances of the proceeds of the line of credit will be made from time to time by the lenders, on a pro rata basis in accordance with their respective percentage interest, upon written request of the Company and/or Premier Lending Corporation in compliance with such advance conditions as may be established from time to time by the agent. The term of the line of credit is one year. The line of credit is secured by an assignment of and a grant of a first priority security interest in the subject mortgage loans. The amount available to the Company under the Credit Facility at September 30, 1998 was $38 million.

On November 5, 1998 the Company amended its Credit Facility to increase the amount available under the Credit Facility to $110 million. The Company believes that the amounts available from operating cash flows and funds available under the Credit Facility will be sufficient to meet its expected operating needs and planned capital expenditures for the foreseeable future.

SHAREHOLDERS' EQUITY

The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 9.4% at September 30, 1998, compared to 9.4% at December 31, 1997.

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

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve has adopted a final rule which provides that the minimum ration of Tier I capital to total assets less goodwill (the "leverage ratio") for the most highly-rated bank holding companies is 3.0%. The minimum leverage ratio for all other bank holding companies is 4.0%. Banking organizations with supervisory, financial, operational, of managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels.

                                 CAPITAL LEVELS

                                                        AT SEPTEMBER 30,      MINIMUM
                                                              1998           REQUIREMENT
                                                        ----------------     -----------

Tier I Capital Leverage Ratio                                11.98%             3.0%

Tier I Risk-based Capital Ratio                              14.77%             4.0%
Tier II Risk-based Capital Ratio                              1.25%
                                                             -----              ---
Total Risk-based Capital Ratio                               16.02%             8.0%
                                                             =====              ===

A subsidiary of the Company issued $28.7 million of cumulative preferred securities in November, 1997. The proceeds of the sale of cumulative preferred securities qualifies as Tier 1 capital with respect to the risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of Tier 1 capital limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates," and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

YEAR 2000

With respect to its internal systems, the Company is taking steps to prepare both its information technology systems and its other equipment and machinery
for the Year 2000 date change.   The Company is currently in the process of
consolidating the recently acquired banks. Current data processing conversion schedules provide for all currently owned banks to be processed by a common Year 2000 certified processor prior to the end of 1998. The data processing service provider for the banking subsidiaries has given the Company guarantees of Year 2000 compliance on core loan, deposit and accounting related programming. Testing of the service provider was completed during the third quarter of 1998 with test results proving that accurate calculations will continue through the year 2000 and beyond. With these test results, the company's Year 2000 efforts are considered to be substantially complete for core banking applications. Year 2000 upgrades to the ATM machines are under contract and will be completed by the second quarter of 1999 as further versions of compliant software are released. Testing of file servers and personal computers and networks is in process for recent acquisitions with replacement and upgrades of mission critical components complete and non-mission critical computers scheduled to be replaced or upgraded during the first quarter of 1999. Customer mailings promoting awareness of the potential Year 2000 problem were mailed during the third quarter of 1998. Larger credit relationships have been reviewed and surveyed for Year 2000 issues assessing their readiness and preparations related to the coming of the new millenium and findings indicate minimal additional risks because of the Year 2000. Costs associated with Year 2000 have been minimized due to the necessary upgrades of our acquired banking offices prior to the merging of data processing systems. Estimated costs for Year 2000 preparation including personnel costs are $150,000. Management believes that all systems will be year 2000 ready. Failure of mission critical systems is not likely because of Year 2000 preparations. Contingency plans continue to be developed and focus on manual processes and backup procedures needed for temporary operations should there be temporary malfunctions of utility providers. Contingency plans will be modified on an ongoing basis as information dictates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 300 basis points over a twenty four month horizon, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1997.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    27.1   Financial Data Schedule.

B.  REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K during the third quarter and through the filing date of this Report:

    (i) On July 2, 1998, the Company filed a Current Report on Form 8-K to report the acquisition by the Company of Button Gwinnett Financial Corporation.

    (ii) On July 8, 1998, the Company filed a Current Report on Form 8-K to report the acquisition by the Company of The Bank Holding Company.

    (iii) On September 14, 1998, the Company filed a Current Report on Form 8-K/A to provide certain required financial and other information in connection with the acquisitions of Button Gwinnett Financial Corporation and The Bank Holding Company.

    (iv) On September 30, 1998, the Company filed a Current Report on Form 8-K to report and file supplemental audited consolidated financial statements of the Company for fiscal years ended December 31, 1997, 1996 and 1995 to reflect certain acquisitions by the Company that were accounted for as poolings of interests.

    (v) On September 30, 1998, the Company filed a Current Report on Form 8-K to report and file supplemental interim unaudited consolidated financial statements of the Company for the six months ended June 30, 1998, restated to reflect certain acquisitions accounted for as poolings of interests.

    (vi) On October 16, 1998, the Company filed a Current Report on Form 8-K/A to amend the report filed on September 30, 1998 which contained supplemental audited financial statements of the Company to add the opinions of auditors of two companies previously acquired by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREMIER BANCSHARES, INC.
------------------------
Registrant



Date  November 13, 1998                     /s/ Darrell D. Pittard
    --------------------------              --------------------------------
                                            Darrell D. Pittard
                                            Chief Executive Officer


Date  November13, 1998                      /s/ Michael E. Ricketson
    --------------------------              --------------------------------
                                            Michael E. Ricketson
                                            Chief Accounting Officer