Form 10-K405
period 1998-12-31
PREMIER BANCSHARES INC /GA
filed 1999-03-25
CIK 836616

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to______

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

                                 (404) 814-3090
                (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 3, 1999, was $307,244,000 based on $20.00 per share, the closing price of the Common Stock as quoted on the American Stock Exchange.

     The number of shares of the Registrant's Common Stock outstanding at March 3, 1999, was 26,033,755 shares.


DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II of this report.

       Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1998 fiscal year end are incorporated by reference into
Part III of this report.

                               Table of Contents



Item No.            Caption                                                         Page
--------            -------                                                         ----



Part I

     1.       Business                                                                 1

     2.       Properties                                                              13

     3.       Legal Proceedings                                                       14

     4.       Submission of Matters to a Vote of Security Holders                     14

Part  II

     5.       Market for Registrant's Common Equity and Related Stockholder Matters   14

     6.       Selected Financial Data                                                 16

     7.       Management's Discussion and Analysis
              Of Financial Condition and Results of Operations                        18

     7A.      Quantitative and Qualitative Disclosures
              About Market Risk                                                       38

     8.       Financial Statements and Supplementary Data                             40

     9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures                                                   81

Part III

     10.      Directors and Executive Officers of the Registrant                      81

     11.      Executive Compensation                                                  81

     12.      Security Ownership of Certain Beneficial Owners and Management          81

     13.      Certain Relationships and Related Transactions                          81

Part IV

     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K        82

                                     PART I


ITEM 1.   BUSINESS

General

     Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At December 31, 1998, the Company had six subsidiaries:
Premier Bank ("Premier Bank") and Premier Lending Corporation ("Premier Lending"), The Central and Southern Bank of Georgia ("Central and Southern Bank"), First Community Bank of Henry County ("Henry"), The Bank of Spalding County ("Spalding") and Frederica Bank and Trust ("Frederica") (collectively, the "Subsidiaries"). The Company plans to merge Central and Southern, Henry, Spalding, and Frederica with and into Premier Bank in the second quarter of 1999. The Company was incorporated in 1988 under the laws of the State of Georgia.

     The Company is a locally-focused, community-oriented financial services holding company with several financial services industry products and services such as commercial finance (including asset-based loans), Small Business Administration ("SBA") lending, residential construction lending, residential mortgage loan origination and commercial real estate mortgage loan origination. The Company's knowledge of both its product lines and local markets allows it to compete effectively with larger institutions by offering a wide range of products while maintaining strong community relationships and name recognition within its markets. In addition, management believes that there continue to be increased opportunities in the retail and small to middle market commercial loan products as larger competitors focus on the higher dollar and volume loan product markets.

     Through its five wholly-owned financial institution subsidiaries, the Company operates over 36 banking offices located in the Atlanta metropolitan area and in northern, central and coastal Georgia. In these markets, the Subsidiaries provide a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts.

     In addition, through its wholly-owned mortgage banking subsidiary, Premier Lending, the Company operates 10 mortgage loan production offices in the Atlanta metropolitan area and one in each of Augusta, Georgia; Warner Robins, Georgia; St. Simons Island, Georgia; Charlotte, North Carolina; Chattanooga, Tennessee; Jacksonville, Florida; Charleston, South Carolina; and Mobile, Alabama. Premier Lending is a retail originator of residential mortgage loans which are sold to correspondent mortgage investors and is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans and an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator.

     Acquisitions of unaffiliated financial institutions during the past two years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1998, the Company acquired Lanier Bank & Trust Company, a Georgia bank; on July 1, 1998, the Company acquired Button Gwinnett Financial Corporation, a bank holding company; on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company; and on December 7, 1998, the Company acquired Frederica Bank & Trust, a Georgia bank. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

     The Company's principal executive offices are located at 2180 Atlanta Plaza, 950 East Paces Ferry Road, Atlanta, Georgia 30326, and its telephone number at that address is (404) 814-3090.

Premier Bank

     Following the merger of Central and Southern, Henry, Spalding, and Frederica with and into Premier Bank, Premier Bank will be the only banking subsidiary of the Company. Premier Bank is organized under the laws of the State of Georgia and operates full-service commercial banking businesses based in Cobb, DeKalb, Fulton, Gwinnett, Baldwin, Hall, Glynn, Henry and Spalding Counties. Premier Bank provides customary banking services such as checking and savings accounts, various types of time deposits, money transfers, safe deposit facilities, credit and debit cards, and individual retirement accounts. Premier Bank also finances short- and medium-term commercial transactions, makes secured and unsecured loans, performs commercial cash management services and provides other ancillary financial services to its customers. In addition, Premier Bank provides a traditional first mortgage loans to its customers providing financing for single-family homes on a permanent basis.

Premier Lending Corporation

     Premier Lending, a corporation organized and existing under the laws of the State of Georgia, is primarily a mortgage banker and acts as an intermediary between purchasers of residential real estate or homeowners refinancing their residences and correspondent or institutional investors seeking to purchase mortgage loan investments. Premier Lending is a retail originator of residential mortgage loans, which loans are then sold to correspondent mortgage investors generally servicing released.

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

Competition

     The Company's financial institution subsidiaries experience competition in attracting and retaining business and personal checking and savings accounts and in making residential real estate, commercial real estate and consumer loans in its primary service areas. The principal factors in competing for such accounts are interest rates, the range of financial services offered, convenience of office and branch locations and flexible office hours. Direct competition for such accounts comes from other savings institutions, commercial banks, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) and may offer their customers certain services which Premier Bank may not presently provide.

     The mortgage banking business is highly competitive and fragmented.
Premier Lending competes with other mortgage bankers, state and national banks, savings institutions and insurance companies for loan originations. Many of its competitors have substantially greater resources than Premier Lending.

Employees

     As of February 28, 1999, the Subsidiaries had an aggregate of 693 full-time equivalent employees.

Supervision and Regulation

     General

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act"), respectively. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act and the regulations of the Georgia Department.

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

     Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established is no longer limited.

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

     Each bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the maximum extent provided by law. Each bank subsidiary of the Company is also subject to numerous state and federal statutes and regulations that affect their business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The wholly-owned banking subsidiaries of the Company currently are Premier Bank, Central and Southern, Henry, Spalding and Frederica. Premier Bank, Central and Southern Bank, Henry, Spalding and Frederica are subject to regulation, supervision, and examination by the FDIC and the Georgia Department. The FDIC and the Georgia Department regularly examine the operations of these subsidiaries and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Payment of Dividends

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends from Premier Bank, Premier Lending, Central and Southern Bank, Henry, Spalding and Frederica. There are statutory and regulatory limitations on the payment of dividends by these subsidiary depository institutions to the Company, as well as by the Company to its shareholders.

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

     At December 31, 1998, under dividend restrictions imposed under federal and state laws, Premier Bank, Central and Southern Bank, Henry, Spalding, Frederica and Premier Lending, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $9.4 million. During 1998, the Company declared cash dividends to shareholders of approximately 38.8% of net earnings.

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

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk- weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 15.36% and 14.13%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 11.56%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Each of the Company's subsidiary depository institutions is subject to risk-based and leverage capital requirements adopted by their respective federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Each of the subsidiary depository institutions of the Company was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Company nor any of the Company's subsidiary depository institutions has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the subsidiaries of the Company would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

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

     At December 31, 1998, all of the subsidiary depository institutions of the Company had the requisite capital levels to qualify as "well capitalized."

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

     Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one- time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

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

     CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required by the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community investment record.

     Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Executive Officers of the Company

     Executive officers are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company, and their ages, positions with the Company and terms of office, as of January 1, 1999, are as follows:


                                     Year
Name                                 First
                              Age   Elected                   Position With the Company
-------------------------------------------------------------------------------------------------------

Jo S. Hill                     50      1997   Executive Vice President and Chief Administrative Officer

Robert C. Oliver               50      1997   President and Chief Operating Officer

George S. Phelps               46      1996   Executive Vice President
Darrell D. Pittard             50      1993   Chairman and Chief Executive Officer
Michael E. Ricketson           49      1997   Executive Vice President and Chief Financial Officer

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

     Robert C. Oliver has served as President and Chief Operating Officer of the Company since June 1997. Mr. Oliver was President and Chief Executive Officer of Central and Southern Holding Company from 1993 until its merger with Premier. From October 1992 to January 1993, Mr. Oliver served as President of the Central and Southern Bank of Georgia. Prior to September 1992, Mr. Oliver was Senior Vice President and Regional Executive of Wachovia Bank of Georgia.

     George S. Phelps has served as Executive Vice President of the Company since June 1997. Mr. Phelps has served as President of Premier Lending since April 1995. Mr. Phelps was Senior Vice President of Allatoona Federal Savings Bank and was responsible for mortgage lending from 1991 to April 1995.

     Darrell D. Pittard serves as the Chairman and Chief Executive Officer of the Company. Mr. Pittard founded Premier Lending Corporation in March 1993 before Premier Bancshares, Inc. was merged with and into First Alliance Bancorp, Inc. (the Company's predecessor) in August 1996. In August 1996, Mr. Pittard was elected Chairman of the Board and Chief Executive Officer of Premier. From August 1988 to February 1993, Mr. Pittard was employed by Prime Bank FSB, and its holding company, Prime Bancshares, Inc., as President and Chief Executive Officer (March 1990 to February 1993) and as Chief Operating Officer (August 1988 to March 1990). Prime Bancshares, Inc. was acquired in February 1993 by SouthTrust Corporation.

     Michael E. Ricketson has served as Executive Vice President and Chief Financial Officer of the Company since June 1997. Mr. Ricketson served as Executive Vice President and Chief Financial Officer of Central and Southern Holding Company from 1996 until its merger with Premier and Chief Financial Officer of Central and Southern Bank of Georgia from 1993 until its merger with Premier. Mr. Ricketson served as First Vice President and Financial Officer of First National Bancorp from 1990 to 1993. Prior to 1990, he was controller of the First National Bank of Gainesville.

ITEM 2.  PROPERTIES


     The Company and the Subsidiaries own, in some cases subject to mortgages or other security interests, or lease all of the real property and/or buildings in which their offices are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

     Other than normal real estate and commercial lending activities of the Subsidiaries, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not Applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's common stock has been listed for quotation on the American Stock Exchange under the symbol "PMB" since January 10, 1997. Prior to that date, the Company's common stock was listed on the NASDAQ Small Cap Market under the symbol "FABC." The following table sets forth, for the indicated periods, the high and low closing sales prices for the Company's common stock as reported by American Stock Exchange and on the NASDAQ Small Cap Market. Historical stock prices and cash dividends paid have been adjusted to reflect a three-for-two split of the common stock of the Company payable to stockholders of record on January 23, 1998.

                                                                                    Sales Price
                                                                                    -----------
Calendar Period                                                                    High        Low
---------------                                                                    ----        ---


1997

First Quarter                                                                     $9.46        $7.66
Second Quarter                                                                    11.67         9.17
Third Quarter                                                                     14.17         9.83
Fourth Quarter                                                                    17.92        12.83

1998

First Quarter                                                                    $29.69       $14.00
Second Quarter                                                                    29.00        23.13
Third Quarter                                                                     28.50        20.00
Fourth Quarter                                                                    27.69        16.38

1999

First Quarter (through March 3, 1999)                                       $     26.25   $    19.00


Shareholders

     As of March 1, 1999, there were 2,387 record holders of the Company's common stock.

Dividends

          The following table presents dividends and earnings per share by quarter for each of the last two years. Stock Prices, dividends and earnings per share have been restated for the effect of stock splits. In addition, earnings per share have been restated to conform to the requirements of FASB Statement No. 128 "Earnings Per Share."

                                      1998                            1997
                            Dividends        Earnings       Dividends       Earnings
                      ----------------------------------------------------------------

First Quarter                0.13             $0.22           $0.05          $0.16
Second Quarter               0.05              0.25            0.04           0.19
Third Quarter                0.05              0.18            0.04           0.20
Fourth Quarter               0.08              0.14            0.02           0.17

     The board of directors has approved the Company's dividend policy of paying out a portion of earnings to stockholders on a regular basis. It is the current intent of the Company to increase the amount of dividends, given earnings growth, to a level that will provide a reasonable return to the stockholders of the Company.

     At December 31, 1998, under dividend restrictions imposed under federal and state laws, the Company's Subsidiaries, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $9.4 million.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents consolidated selected financial data for the Company for each of the five years in the period ended December 31, 1998. The consolidated selected financial data for the Company has been restated for all periods presented to reflect the business combinations of First Alliance Bancorp, Inc. and Premier Bancshares on August 31, 1996, of Central and Southern and the Company on June 23, 1997, Citizens Gwinnett Bankshares, Inc. and the Company on December 12, 1997, of Lanier Bank & Trust Company and the Company on June 9, 1998, of Button Gwinnett Financial Corporation and the Company on July 1, 1998, of The Bank Holding Company and the Company on July 2, 1998 and of Frederica Bank & Trust and the Company on December 12, 1998, all of which were accounted for as poolings of interests. In addition, the consolidated selected financial data includes the results of operations of Traditional Mortgage Corporation, Allatoona Federal Savings Bank and Interim Alliance Corporation, which were accounted for as purchase business combinations, from the respective dates of acquisition. Net income per share has been restated for periods prior to 1998 to reflect stock splits payable to shareholders of record on January 23, 1998 and March 6, 1997. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the related notes thereto contained elsewhere in this report.

Years ended December 31                              1998            1997            1996            1995            1994
                                             ----------------------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
Interest income                                  $  115,247      $  101,076      $   85,276        $ 72,803        $ 55,356
Interest expense                                     55,096          46,037          39,880          33,414          23,338
Net interest income                                  60,151          55,039          45,396          39,389          32,018
Provision for credit losses                             605           1,767             473             173             758
Other income                                         39,431          24,197          17,003          12,910           7,044
Other expense                                        65,991          49,004          42,335          35,409          28,007
Net income                                           20,914          18,737          13,657          11,348           6,694

Per share data:
 Net income                                      $      .80      $      .73      $      .54        $    .45        $    .29
 Net income diluted                                     .78             .71             .52             .44             .28
 Cash dividends declared                                .31             .15             .17             .06             .03
  Book value                                           5.23            4.72            5.19            3.73            3.18

Average total equity                             $  127,877      $  109,149      $   97,709        $ 88,412        $ 77,791
Average total assets                              1,400,782       1,185,439       1,013,751         861,677         731,957
Total assets                                      1,520,618       1,280,499       1,115,290         937,078         763,524

Investment Securities                            $  133,232      $  161,872      $  199,793      $  188,894      $  154,288
 available for sale
Investment Securities held to maturity               46,003          32,467          26,376          31,675
Loans held for sale                                 124,900          62,738          26,550          27,304          27,602
Loans, net                                        1,019,481         836,774         657,567         537,401         447,487
Total deposits                                    1,179,962       1,074,199         959,193         787,910         644,156
Total borrowings                                    190,621          72,125          40,724          41,283          30,807
Total stockholders' equity                          136,093         120,542         102,157          94,586          79,400

Ratios:
   Net income to average assets                        1.49%           1.58%           1.35%           1.32%            .91%
   Net income to average equity                       16.35%          17.17%          13.98%          12.84%           8.61%
   Dividend payout ratio                              38.75%          20.55%          31.48%          13.33%          10.34%
   Average equity to average assets                    9.13%           9.21%           9.64%          10.26%          10.63%

                                                                  1998               1997             % Change
                                                            --------------------------------------------------------
                                                                            (dollars in thousands)
Statement of condition
Assets                                                         $1,520,618         $1,280,499              18.75%
Loans held for sale                                               124,900             62,738              99.08%
Loans, net                                                      1,019,481            836,774              21.93%
Deposits                                                        1,179,962          1,074,199               9.85%
Stockholders' equity                                              136,093            120,542              12.90%

Statement of earnings
Net interest income                                            $   60,151         $   55,039               9.29%
Provision for credit losses                                           605              1,767            (65.76)%
Other income                                                       39,431             24,197              62.96%
Other expense                                                      65,991             49,004              34.66%
Net income                                                         20,914             18,737              11.62%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At December 31, 1998, the Company had six subsidiaries:
Premier Bank ("Premier Bank"), Premier Lending Corporation ("Premier Lending"), The Central and Southern Bank of Georgia ("Central and Southern Bank"), First Community Bank of Henry County ("Henry"), The Bank of Spalding County ("Spalding") and Frederica Bank & Trust ("Frederica"). The Company was incorporated in 1988 under the laws of the State of Georgia.

     Acquisitions of unaffiliated financial institutions during the past two years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1998, the Company acquired Lanier Bank and Trust Company, a Georgia bank; on July 1, 1998 the Company acquired Button Gwinnett Financial Corporation, a bank holding company; and on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company and on December 7, 1998 the Company acquired Frederica Bank & Trust, a Georgia bank. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which may appear to be inferable therefrom, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

     Comments in Management's Discussion and Analysis regarding the Company's business which are not historical facts are forward-looking statements that involve risks and uncertainties. Among these risks are that the Company is in a highly competitive business and is pursuing a growth strategy that relies in part on the completion of acquisitions of bank holding companies and other financial institutions. There can be no assurance that in its highly competitive business environment, the Company will successfully implement its growth strategy.

Average Balances, Interest and Yields

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid, assuming a 34% effective tax rate and the fully taxable equivalent yield/rate for each of the three years in the period ended December 31, 1998. Loan average balances include nonaccrual loans.


                                        1998                                  1997
                          --------------------------------------------------------------------------
                                                    Yield/                                Yield/
                            Balance      Interest    Rate      Balance      Interest       Rate
                          --------------------------------------------------------------------------
                                                                    (dollars in  thousands)
ASSETS
Loans, net of unearned
 interest(1)               $1,036,266    $ 98,768     9.53%   $ 808,450       $83,189       10.29%

Short term investments          2,620         103     3.93%       1,979           200       10.11%
Investment securities:
Taxable                       148,554       9,721     6.54%     196,743        12,635        6.42%
Non-taxable                    22,000       1,653     7.51%      25,801         2,171        8.41%
Federal funds sold and
 securities sold under
 agreements to
 repurchase                    96,386       5,564     5.77%      70,530       3,619          5.13%
                          -----------------------                 ------------------
Total interest earning
 assets                     1,305,826    $115,809     8.87%   1,103,503    $  101,814        9.23%
                                         ========                          ==========
Allowance for credit
 losses                       (13,931)                          (12,621)
Other assets                  108,887                            94,557
                          -----------
Total assets               $1,400,782                        $1,185,439
                          ===========                       ===========


                                                1996
                                 -------------------------------------
                                                             Yield/
                                   Balance     Interest       Rate
                                 -------------------------------------
ASSETS
Loans, net of unearned
 interest(1)                   $630,091       $66,870         10.61%
Short term investments            9,501           446          4.69%
Investment securities:
Taxable                         196,976        12,362          6.28%
Non-taxable                      26,331         2,318          8.80%
Federal funds sold and
 securities sold under
 agreements to
 repurchase                        82,585          4,068       4.93%
                                                ---------------------
Total interest earning
 assets                         945,484          $86,064       9.10%
                                                 =======
Allowance for credit
 losses                         (11,341)
Other assets                     79,608
                             ----------
Total assets                 $1,013,751
                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing
 demand, savings, and
 money market deposits
                          $  385,394    13,880   3.60%   $  291,007   $10,299   3.54%      251,067     8,342   3.32%
Time deposits                561,044    33,383   5.95%      560,022    32,474   5.80%      485,179    28,581   5.89%
Repurchase agreements
 & advances                   26,480     1,058   4.00%       33,142     2,531   7.64%       34,750     2,830   8.14%
Other borrowings             104,887     6,775   6.46%       20,853       733   3.52%        1,694       127   7.50%
                          --------------------               ----------------             ------------------
Total interest-bearing
 liabilities               1,077,805    55,096   5.11%      905,024   $46,037   5.09%      772,690    39,880   5.16%
                                      ========                        =======                       ========
Demand deposits              180,644                        157,004                        131,210
Other liabilities             12,010                         11,816                          9,696
                          ----------                     ----------                    -----------
Total liabilities          1,270,459                      1,073,844                        913,596
Redeemable preferred
 stock                         2,446                          2,446                          2,446
Common  stockholders'
 equity                      127,877                        109,149                         97,709
                          ----------                     ----------                    -----------
Total liabilities and
 stockholders' equity     $1,400,782                     $1,185,439                     $1,013,751
                          ==========                     ==========                    ===========
Net interest income          $60,713                        $55,777                        $46,184
Net interest margin                              4.65%                          5.05%                          4.88%
Net interest spread                              3.76%                          4.14%                          3.94%

(1) Includes loan fees of $6,935,000, $5,501,000, and $4,210,000, for 1998,
    1997, and 1996, respectively

Rate / volume analysis

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1998 compared to1997 and 1997 compared to1996. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the total change of rate and volume.

                                      1998 versus 1997                                1997 versus 1996
                             ----------------------------------------    ------------------------------------------
                                     Increase (decrease)                             Increase (decrease)
                                      due to change in:                               due to change in:
                                   Volume       Yield/                     Volume         Yield/
                                Outstanding      Rate      Total        Outstanding        Rate         Total
                             --------------------------------------  -------------------------------------------
                                                            (dollars in thousands)

Interest income on:
Loans                               $23,455    $(7,876)   $15,579           $18,409         $(2,090)   $16,319
 Short term investments                  51       (148)       (97)             (353)            107       (246)
 Investment securities:
  Taxable                            (3,092)       178     (2,914)              (15)            288        273
  Non-taxable                          (300)      (218)      (518)              (46)           (101)      (147)
  Federal funds sold                  1,450        495      1,945              (613)            164       (449)
                              -------------------------------------  --------------------------------------------
Total interest income                21,564     (7,569)    13,995            17,382          (1,632)    15,750
Interest expense on:
 Interest-bearing
  demand, savings and
  money market deposits               3,396        185      3,581             1,388             569      1,957
Time deposits                            59        805        909             4,346            (453)     3,893
Repurchase agreements
 and advances                          (509)      (964)    (1,473)             (127)           (175)      (299)
Other borrowings                      2,958      3,084      6,042               708            (102)       606
                             --------------------------------------  -------------------------------------------
Total interest expense                5,904      3,155      9,059             6,315            (158)     6,157
                             --------------------------------------  -------------------------------------------
Net interest income                 $15,660    $(4,414)   $ 4,936           $11,067         $(1,474)   $ 9,593
                             ======================================  ===========================================

LOANS

     A sound credit policy and careful, consistent credit review are vital to a successful lending program. The Subsidiaries operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate return and render service to the communities in which the Subsidiaries are located. Credit reviews and loan examinations help confirm that the Subsidiaries are adhering to these loan policies.

     The Subsidiaries make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Subsidiaries' customers. Secured loans include first and second real estate mortgage loans. The Subsidiaries also make direct installment loans to consumers on both a secured and unsecured basis.

The amount of loans outstanding by loan type at the indicated dates are shown in the following tables according to type of loan.

                                                                         December 31
                                                   1998           1997         1996        1995        1994
                                               ----------------------------------------------------------------
                                                                   (dollars  in thousands)
Commercial, financial and
  agricultural                                  $  256,465      $203,022     $188,757    $165,050    $126,897
Real estate-construction                           202,188       207,229      186,982     134,084      98,984
Real estate-mortgage                               492,715       379,258      231,271     195,067     174,868
Consumer and other                                  83,558        62,454       63,405      62,006      63,997
                                               ----------------------------------------------------------------
                                                $1,034,926      $851,963     $670,415    $556,207    $464,746
                                               ================================================================
Loans held for sale                               $124,900      $ 62,738     $ 26,550    $ 27,304    $ 27,602
                                               ================================================================

Percent of loans by category to total loans
   (Excluding loans held for sale):

Commercial, financial and agriculture                   25%           24%          28%         30%         27%
Consumer installment                                     8%            7%          10%         11%         14%
Real estate                                             67%           69%          62%         59%         59%
                                               ----------------------------------------------------------------
                                                       100%          100%         100%        100%        100%
                                               ================================================================

     The maturity of real estate construction and commercial, financial and agricultural loans outstanding at December 31, 1998 are as follows.


                                                                             Commercial,
                                                      Real Estate           Financial and
                                                      Construction           Agricultural
                                                ---------------------------------------------
                                                            (dollars in thousands)

In one year or less                                     $165,912                $ 83,165
After one year but within five years                      36,276                 126,234
After five years                                               -                  47,066
                                                ---------------------------------------------
Total                                                   $202,188                $256,465
                                                 =============================================


     Of the real estate construction and commercial loans maturing after one year, approximately $151,308,000 have fixed rates and approximately $58,268,000 have variable rates.

     All loans carry some degree of risk. The risk is reflected in the consolidated financial statements by the allowance for credit losses, the amount of loans charged off and the provision for credit losses charged to operating expense. It is the Company's policy that when a loss is identified, it is charged against the credit loss allowance in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment. In addition, consumer installment credit is generally recognized as a loss when it becomes 90 days or more past due, or the consumer has filed for protection under the bankruptcy laws or becomes deceased. A loss will not be recognized if the underlying collateral or the customer's financial position makes a loss improbable.

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

                                                                                 Years ended December 31
                                                            1998          1997          1996         1995        1994
                                                       ----------------------------------------------------------------
                                                                               (dollars in thousands)

Allowance for credit losses at beginning
   of year                                             $   13,782       $ 11,877     $ 10,696     $  9,872     $  9,954

Loans charged off:
    Commercial, financial, and agricultural                   124            249          159          479        1,228
    Real estate loans                                         409            229          208          690        1,384
   Consumer installment                                       493            540          568          983        1,807
                                                       ----------------------------------------------------------------
       Total charged off                                    1,026          1,018          935        2,152        4,419
                                                       ----------------------------------------------------------------

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                    71            420          217          462          594
    Real estate loans                                          77             62          258          221          357
    Consumer installment                                      571            748        1,168        1,826        2,204
                                                       ----------------------------------------------------------------
       Total recoveries                                       719          1,230        1,643        2,509        3,155
                                                       ----------------------------------------------------------------
    Net (recoveries) charge-offs                              307           (212)        (708)        (357)       1,264
                                                       ----------------------------------------------------------------
Allowance acquired (disposed of) in business
 combinations                                                   -            (74)           -          294          424
Provision for credit losses                                   605          1,767          473          173          758
                                                       ----------------------------------------------------------------
Allowance for credit losses at end of year             $   14,080       $ 13,782     $ 11,877     $ 10,696     $  9,872
                                                       ================================================================

Loans outstanding, net of unearned interest,
 excluding held for sale                               $1,033,561       $850,556     $669,444     $648,097     $457,359
                                                       ================================================================

Average loans outstanding, including held
for sale, net of unearned interest                     $1,036,266       $808,450     $630,091     $631,893     $435,401

Ratio of net charge-offs (recoveries) to average
 net loans outstanding                                       0.03%         (0.03)%      (0.11)%      (0.06)%       0.28%

Ratio of allowance for credit losses to net loans
 (excluding held for sale) outstanding                       1.36%          1.62%        1.77%        1.65%        2.16%


     A coordinated effort is undertaken to identify risks in the loan portfolio for management purposes and to establish the credit loss provision and resulting allowance. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks. The primary responsibility for this review rests with the management of the individual Subsidiaries. Their work is supplemented with reviews by the Company's internal audit program and the use of external loan review firms. Bank regulatory agencies provide additional levels of review. This process provides information which helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems and aids in deciding if a loan represents a loss which should be recorded immediately or a risk for which an allowance should be maintained. Management believes this continuous effort will identify the majority of potential problem loans and recognize their impact on future earnings.

     If, as a result of the Company's loan review and evaluation procedures, it is determined that payment of principal or interest on a commercial or real estate loan is questionable, it is the Company's policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful. A loan can be reinstated to full accrual status when and if the borrower's financial condition and payment performance can justify sustainable performance of all conditions and terms of the loan.

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

     The Company has allocated the allowance for credit losses according to the amount deemed to be reasonably necessary at each year end to provide for losses being incurred within the categories of loans set forth in the table below, based on the current year's gross charge-offs in each category as a percentage of total charge-offs. During 1998, the Company completed four mergers, all accounted for as poolings of interests. Subsequent to each merger, the Company conformed policies regarding the allocation of the allowance for credit loss in existence at the pooled entities with the Company's policies. The components of the allowance for credit losses for each of the past five years are presented below.

                                            1998           1997           1996           1995          1994
                                     --------------------------------------------------------------------------
                                                                (dollars in thousands)
Commercial, financial and agriculture        $ 1,702        $ 2,747        $ 3,384        $ 3,016        $2,837
Consumer installment                           5,613          8,138          4,561          3,611         4,310
Real estate                                    6,765          2,897          3,932          4,069         2,725
                                     --------------------------------------------------------------------------
                                             $14,080        $13,782        $11,877        $10,696        $9,872
                                     ==========================================================================

     Although it is the Company's policy to immediately charge off all loan amounts judged uncollectible, historical experience indicates that certain losses exist in the loan portfolio which have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for credit losses is established by charging the provision for credit loss expense against current earnings. No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all credit losses.

     The following table presents nonperforming loans at December 31, 1998, 1997, 1996, 1995 and 1994. Nonperforming loans consist solely of loans which are contractually past due 90 days or more as to interest or principal payments and still accruing (past-due loans) and loans accounted for on a nonaccrual basis (nonaccrual loans).

                                                              Past-due loans          Nonaccrual loans
                                                           ---------------------------------------------
                                                                      (dollars in thousands)
December 31, 1998                                                   $ 14                   $3,843
December 31, 1997                                                    780                    3,530
December 31, 1996                                                    551                    2,023
December 31, 1995                                                    862                    2,024
December 31, 1994                                                    748                    3,083

     Total interest income recognized on nonperforming loans for the year ended December 31, 1998 was $70,000. Additional interest income of $300,000 would have been recorded in 1998 if all nonperforming loans had performed in accordance with their original terms.

NONPERFORMING ASSETS

The following table analyzes nonperforming assets for each of the past three years.

                                                                              1998             1997              1996
                                                                       ----------------------------------------------------
                                                                                     (dollars in thousands)

    Loans past due 90 days or more                                              $    14           $   780           $   551
    Non accrual loans                                                             3,843             3,530             2,023
                                                                           ----------------------------------------------------
       Total nonperforming loans                                                  3,857             4,310             2,574

    Other real estate                                                             1,889             1,237             2,406
                                                                           ----------------------------------------------------
       Total nonperforming assets                                               $ 5,746           $ 5,547           $ 4,980
                                                                           ====================================================

    Nonperforming loans/Total loans, net of
       unearned*                                                                    .37               .51               .38
    Nonperforming assets/Total assets                                               .38               .43               .45

    Loan loss allowance/Total loans, net of unearned*                              1.36              1.62              1.77
    Loan loss allowance/Nonperforming loans                                      365.05            319.77            461.42

*  Total loans excluding held for sale
The table above includes all loans which management considers being potential problem loans.

     The allowance for credit losses as a percentage of nonperforming loans (including loans past due ninety days or more) was 365% at December 31, 1998, compared to 320% at December 31, 1997. Management considers the current level of the allowance for credit losses adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for credit losses to be increased or decreased in future periods.

     Generally, the Company's market areas have not experienced rapid increases in real estate property values or significant overbuilding. Therefore, in management's opinion, collateral values for real estate loans in the Company's market areas should not be vulnerable to significant deterioration, as would other market areas that have experienced rapidly increasing property values and significant overbuilding. However, collateral values are difficult to estimate and are subject to change depending on economic conditions, the supply of and demand for properties, and other factors. The Company attempts to mitigate the higher risk associated with real estate lending by adhering to conservative loan underwriting standards and by diversifying the portfolio within its market area and within industry groups.

INVESTMENT SECURITIES

     The carrying values of investment securities at the indicated dates are presented below.

                                                                         December 31,
                                                         1998                1997                1996
                                                 ------------------------------------------------------------
                                                                   (dollars in thousands)
U.S. Treasury and U.S. Government agencies               $ 82,666            $116,961            $137,029
State and Municipals                                       11,187              27,502              28,286
Mortgage-backed securities                                 36,552              59,157              63,871
Other                                                       2,827               4,255               3,074
                                                 ------------------------------------------------------------
Total                                                    $133,232            $207,875            $232,260
                                                 ============================================================

     Investment portfolio policy stresses quality and liquidity. Expected maturities differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities purchased during the last several years have had primarily short to intermediate term maturities.

     The following table shows the contractual maturities of investment securities at December 31, 1998 and the average yields (for all obligations on a fully taxable basis assuming a 34% tax rate) on such securities.


                            Due Within               Due After One              Due After Five            Due After Ten
                             One Year              Within Five Years           Within Ten Years               Years
                          Amount      Yield       Amount        Yield         Amount         Yield       Amount      Yield
                      -----------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)

U.S. Treasury and U.S.
 Government agencies      $26,273     6.42%      $48,413        5.82%         $ 7,980        5.93%       $    -      $   -

State and Municipals        2,267     7.46%        7,060        8.44%           1,860        7.50%            -          -
Mortgage-backed
 securities                 4,849     5.78%       24,477        6.24%           5,868        5.75%        1,358      4.74%
                          -------                -------                      -------                    ------
Total                     $33,389     6.40%      $79,950        6.18%         $15,708        6.05%       $1,358      4.74%
                          =======                =======                      =======                    ======

     The estimated fair market value of the Company's investment portfolio at December 31, 1998, was approximately $888,000 above amortized cost. Market values vary significantly as interest rates change; however, management expects normal maturities in the portfolio to meet and exceed liquidity requirements.

     Seventy percent of the investment portfolio is rated "A" or better by Moody's Investors Service, Inc. Non-rated securities are principally issued by various political subdivisions within the State of Georgia. The portfolio is carefully monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $33.4 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base.

SELECTED STATISTICAL INFORMATION FOR DEPOSITS

     The following table summarizes average deposits and related weighted average rates for each of the three years in the period ended December 31, 1998.

                                                                              Years ended December 31
                                                             1998                        1997                      1996
                                                     Amount          Rate         Amount        Rate          Amount      Rate
                                                 -----------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
Noninterest-bearing demand
    deposits                                      $  180,644                   $  157,004                   $131,210
Interest-bearing demand, savings,
    and money market deposits                        385,394        3.60%         291,007       3.54%        251,067       3.32%
Time deposits                                        561,044        5.95%         560,022       5.80%        485,179       5.89%
                                                  ----------                   ----------                   --------
Total average deposits                            $1,127,082        4.19%      $1,008,033       4.24%       $867,456       4.26%
                                                  ==========                   ==========                   ========

The maturities of time deposits of $100,000 or more as of December 31, 1998 are presented below.

                                                                            (dollars in
                                                                             thousands)
                                                                          -----------------
3 months or less                                                              $ 45,422
Over 3 through 6 months                                                         38,101
Over 6 through 9 months                                                         26,604
Over 9 through 12 months                                                        34,691
Over 12 months                                                                  27,305
                                                                          -----------------
                                                                              $172,123
                                                                          =================


BORROWINGS

       The Company utilizes external funding sources to fund operations, including FHLB advances and short term and warehouse lines of credit. The most significant of these sources of funds in 1998 was the warehouse line of credit which totaled $116.6 million at December 31, 1998 and matures on March 31, 1999. The average borrowings outstanding during 1998 under the warehouse line of credit was $82.2 million with an average interest rate of 5.98%. For a more detailed discussion of the borrowings of the Company, see note 7 to the Consolidated Financial Statements included herein.

STOCKHOLDERS' EQUITY

     The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 8.95 % at December 31, 1998, compared to 9.41% at December 31, 1997. The Company and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to enhance the value of holding liquid assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Recently the Federal Reserve and the FDIC proposed that interest rate risk be considered in computing risk-based capital ratios.

     The minimum standard for the ratio of total capital to risk-weighted assets is 8.0%. At least 50% of that capital level must consist of common equity, undivided profits and noncumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for credit losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

The Federal Reserve and the FDIC also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3.0% of Tier I capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1.0% to 2.0% higher than the minimum 3.0% level.

     The following table summarizes the Company's capital ratios at December 31, 1998 and 1997.

                                                                                          Minimum
                                                           1998            1997           Requirements
                                                    -----------------------------------------------------

Tier 1 Capital leverage ratio                                 11.56%         12.28%          3.00%
Tier 1 Risk-based capital ratio                               14.13%         15.81%          4.00%
Tier 2 Risk-based capital ratio                                1.23%          1.50%
                                                    ------------------------------
Total Risk-based capital ratio                                15.36%         17.31%          8.00%

       The Company issued $28.8 million of Preferred Securities in November 1997. The proceeds of the securities qualifies as Tier 1 capital with respect to the risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of Tier 1 capital limit the amount of cumulative preferred stock which can be included in Tier 1 capital to 25% of total Tier 1 capital. A more complete discussion of the preferred securities can be found in note 9 of the Company's Consolidated Financial Statements included herein.

       The Preferred Securities along with the Company's sustainable internal growth rate have created the ability to take advantage of growth opportunities that may exist in the southeast region banking markets. The sustainable internal growth rate is computed by the following.

                                                       1998            1997
                                                ------------------------------
Return  on Average Equity                              16.35%         17.17%
            X
Retention Rate (1-dividend payout ratio)               61.25%         79.45%
                                                ------------------------------
           =
Sustainable Internal Growth Rate                       10.01%         13.64%

       The Company's common stock has been traded on the American Stock Exchange
(AMEX) since first quarter 1997 under the symbol "PMB". Prior to 1997, the stock was traded on a limited basis in the over-the-counter market and was included in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "FABC".

RESULTS OF OPERATIONS

NET INTEREST INCOME
Tax Equivalent Basis

     Net interest income for 1998, on a tax equivalent basis increased $4.9 million, or 8.8% from 1997. This increase can be attributed to the $202.3 million increase in average interest earning assets and especially to the $227.8 million increase in average loans outstanding. The average balance sheet for 1998 grew $215.3 million due to strong loan demand in the Company's markets. The net interest margin decreased by 40 basis points as the Company's yields on earning assets decreased while the cost of funds increased.

     Net interest income for 1997, on a tax equivalent basis increased $9.5 million, or 21% from 1996. This increase can be attributed to the $158 million increase in average interest earning assets. The average balance sheet for 1997 grew $172 million due to loan demand in the Company's markets. The net interest margin increased as the Company's yields on earning assets increased while the cost of funds decreased.

NET INTEREST MARGIN

     The table below illustrates the changes in the net interest margin over the past four years.

                                 1998                        1997                       1996                     1995
                        ------------------------------------------------------------------------------------------------------
                                        % of                        % of                   % of                      % of
                                      Earning                     Earning                 Earning                   Earning
                         Amount        Assets        Amount        Assets     Amount       Assets       Amount       Assets
                        ------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Interest
 income                 $  115,247      8.83%      $  101,076       9.16%     $ 85,276      9.02%         $ 72,803      9.13%
Tax-equivalent
    adjustment                 562      0.04%             738       0.07%          788      0.08%              632      0.07%
                        ------------------------------------------------------------------------------------------------------
Interest income,
 taxable equivalent        115,809      8.87%         101,814       9.23%       86,064      9.10%           73,435      9.20%
Interest expense            55,096      4.22%          46,037       4.17%       39,880      4.22%           33,414      4.19%
                        ------------------------------------------------------------------------------------------------------
Net interest income,
   taxable equivalent   $   60,713      4.65%      $   55,777       5.05%     $ 46,184      4.88%         $ 40,021      5.02%
                        ==========                 ==========                 =========                   ========

Average earning
    assets              $1,305,826                 $1,103,503                 $945,484                    $797,825
                        ==========                 ==========                 =========                   ========

PROVISION FOR CREDIT LOSSES

      The provision for credit losses is the charge to operating earnings necessary to maintain an adequate allowance for credit losses. Through the provision, the Company maintains an allowance for credit losses that management believes is adequate to absorb losses inherent in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Banks' allowance for credit losses. Based on their judgments about information available to them at the time of their examination, such agencies may require the Banks to recognize additions to their allowance for credit losses.

      Management's analysis of the allowance for credit losses, nonperforming assets, and net chargeoffs on a monthly basis concluded that the allowance was adequate given the risk resident within the loan portfolio. The allowance as a percent of total loans is 1.36%, nonperforming loans to total loans (net of unearned interest) is 0.37% and net chargeoffs as a percent of average loans (net of unearned interest) were 0.03% for the year ended December 31, 1998.

OTHER INCOME

     Total other income increased $15.2 million in 1998, or 63.0% as compared to 1997. The majority of the increase was due to an increase in mortgage banking income of $11.3 million, or 77.3%. The Company's mortgage operation continues to expand as the market for mortgages grows and interest rates remain low and also as a result the Company's bank acquisition program. The mortgage operation is conducted through Premier Lending, a mortgage-banking subsidiary. Premier Lending is an approved Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) seller-servicer of mortgages. Premier Lending originates mortgages and simultaneously sells these loans under specified guidelines to investors. This pass through operation mitigates a significant portion of the potential interest rate risk normally associated with a mortgage lending operation.

     Total other income increased $7.2 million in 1997 as compared to 1996. The majority of the increase was associated with the Company's mortgage lending operation. Mortgage banking income increased $5.7 million during that period.

OTHER EXPENSE


     Total other expense increased $17.0 million in 1998, or 34.7% compared to 1997. Management anticipates continued increases in other expense during 1999, as the expansion into select markets will require additional expenses.

     Several areas that registered significant changes for the year were:

          . Salaries and employee benefits increased $8.6 million for the year due to the Company hiring staff for new branches, staffing increases necessary for the significant growth of the Company's franchise, and the commission nature of the mortgage lending operations.

     . Net occupancy increased $1.5 million as three new branch banks became operational during the year.
     . Merger related expenses increased $1.7 million as the Company completed four mergers during the year.
     .    Reorganization expenses were $1.4 million and are discussed below.

     Total other expense increased $6.7 million in 1997, or 15.8% compared to 1996. This increase was due primarily to the significant growth of the Company. Several areas, which registered significant changes for the 1997 year, were:

     .    Salaries and employee benefits increased $4.4 million for the year.
     .    Net occupancy increased $1.1 million for the year.

INCOME TAXES

     The Company experienced pre-tax operating earnings of $33.0 million for 1998, which resulted in a tax provision of $12.1 million. The effective rate of 36.6% increased from an effective rate of 34.2% in 1997 as tax free income from municipal securities declined as compared to 1997. For more information on income taxes, see note 12 of the Consolidated Financial Statements included herein.

OTHER INFORMATION

Fourth Quarter Results

     The Company had net income of $3.8 million for the fourth quarter of 1998. Return on average assets was 1.0%, and the return on average equity was 10.9%. The net interest margin was 4.44%, which compared to fourth quarter 1997's 4.99%, resulting in a decrease of 55 basis points.

Restructuring Charges

     The Company recorded approximately $1.4 million in restructuring/reorganization charges during the fourth quarter of 1998. A portion of these charges were related to the process of consolidating all bank subsidiary charters into one banking charter. In doing so, redundant banking operations will be eliminated during the first and second quarters of 1999, which will result in greater operating efficiencies for the Company. In addition to the consolidation of banks, branches which have been acquired as the Company acquired banks in and around the metro Atlanta area are being consolidated due to overlapping markets. A total of four branches will be combined to improve the operational efficiences of the branch network. The restructuring charges recognized in the fourth quarter of 1998 are expected to reduce on-going operating costs by approximately $2.8 million per year.

Inflation

     Inflation has an impact on financial assets that can be readily identified in a market value economy. However, the past several years have seen inflation fall to a level which has had a nominal effect on the banking industry.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the Company's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact on the Company's financial position or results of operations.

QUARTERLY RESULTS

     The quarterly information reported previously on Form 10-Q for the quarters indicated below has been restated to reflect the 1998 mergers which were accounted for as poolings of interests. Net income per share has been restated for 1997 to reflect stock splits payable to stockholders of record on March 6, 1998 as well as to conform to the requirements of FASB Statement No. 128 "Earnings Per Share".

                                                         1998 Quarter ended
                                           March 31     June 30    September 30     December 31
                                     -----------------------------------------------------------
                                           (dollars in thousands, except per share data)
Interest income                             $26,763    $28,756      $29,939       $29,789
Interest expense                             12,655     13,547       14,228        14,666
Net interest income                          14,108     15,210       15,711        15,122
Provision for credit losses                      45        165          185           210
Securities gains                                 13        640        1,110           372
Earnings before income taxes                  8,519      9,329        8,221         6,917
Net income                                    5,689      6,443        4,947         3,835
Net income per share                           0.22       0.25         0.19          0.15
Net income per share diluted                   0.22       0.25         0.18          0.14

                                                        1997 Quarter ended
                                         March 31      June 30    September 30   December 31
                                         -----------------------------------------------------------
                                            (dollars in thousands, except per share data)
Interest income                             $23,252    $24,717      $26,028       $27,079
Interest expense                             10,659     11,021       11,850        12,507
Net interest income                          12,593     13,696       14,178        14,572
Provision for credit losses                     244        133          595           795
Securities (losses) gains                       (36)        (9)          24            20
Earnings before income taxes                  5,763      7,300        8,086         7,316
Net income                                    4,171      4,763        5,214         4,589
Net income per share                           0.17       0.19         0.21          0.18
Net income per share diluted                   0.16       0.19         0.20          0.17



Capability of the Company's Data Processing Software to Accommodate the Year
2000

     With respect to its internal systems, the Company is taking steps to prepare both its information technology systems and its other equipment and
machinery for the Year 2000 date change.   The Company is currently in the
process of consolidating the recently acquired banks. Current data processing conversion schedules provide for all currently owned banks to be processed by a common Year 2000 certified processor by April 1999. The data processing service provider for the banking subsidiaries has given the Company guarantees of Year 2000 compliance on core loan, deposit and accounting related programming. Testing of the service provider was completed during the third quarter of 1998 with test results proving that accurate calculations will continue through the year 2000 and beyond. With these test results, the company's Year 2000 efforts are considered to be substantially complete for core banking applications. Year 2000 upgrades to the ATM machines are under contract and will be completed by the first quarter of 1999 as further versions of compliant software are released. Testing of file servers and personal computers and networks is in process for recent acquisitions with replacement and upgrades of mission critical components complete and non-mission critical computers scheduled to be replaced or upgraded during the first quarter of 1999.

     Customer mailings promoting awareness of the potential Year 2000 problem were mailed during the third quarter of 1998. Larger credit relationships have been reviewed and surveyed for Year 2000 issues assessing their readiness and preparations related to the coming of the new millenium and findings indicate minimal additional risks because of the Year 2000.The Company determined during the first quarter of 1999 that it was necessary for the Company to reassess and validate the Year 2000 readiness of its non-bank subsidiary, Premier Lending, and to improve the documentation relating to such readiness. The Company is in the process of revising and updating the Year 2000 plan for Premier Lending and has engaged an outside consultant to assist in documenting the level of readiness. The testing of internal systems, the review of third parties with whom a material relationship may exist, and the development of Year 2000 business resumption contingency plans have been undertaken at Premier Lending and will be completed during the second quarter of 1999. However, further testing, assessment of third party risks, and modification of contingency plans will continue to be undertaken during 1999 with respect to Premier Lending to the extent deemed necessary by the Company.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage backed securities which are commonly held pass through securities. Finally, the Company has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The Regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experiences show these deposits more stable over the course of one year. The management adjusted Gap indicates the Company is somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

     The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve month period is subjected to a gradual 150 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. The most recent simulation model projects net interest income would increase 1.2% if rates rise gradually over the next year. On the other hand, the model projects net interest income to decrease 1.8% if rates decline over the next year. Company policy states that net interest income cannot change over +/- 5% using this analysis and presently, the Company is within policy guidelines.

     Due to the Company's 1998 mergers, which were accounted for as poolings of interests, the Company's financial statements have been restated for periods prior to the mergers. However, it is impractical to restate the December 31, 1997 Gap analysis due to the differences in the market risk analysis performed by each of the pooled entities prior to the merger with the Company. Accordingly, the Gap analysis which follows is for December 31, 1998 only.

CUMULATIVE GAP ANALYSIS

                                                                             Regulatory Defined
                                                           3-MONTH               6-MONTH                 1-YEAR
                                                  --------------------------------------------------------------------
                                                                          (dollars in thousands)
Rate Sensitive Assets (RSA)                               $715,762               $783,731              $  881,025
Rate Sensitive Liabilities (RSL)                           739,504                864,010               1,038,137
RSA minus RSL (Gap)                                       $(23,742)              $(80,279)             $ (157,112)
                                                  ====================================================================

Gap Ratio (RSA/RSL)                                           0.97                   0.91                    0.85
                                                  ====================================================================

                                                                           Management Adjusted
                                                          3-MONTH               6-MONTH                1-YEAR
                                                  ------------------------------------------------------------------
                                                                         (dollars in thousands)
Rate Sensitive Assets (RSA)                               $728,915               $805,972                $907,124
Rate Sensitive Liabilities (RSL)                           524,072                691,665                 908,878
RSA minus RSL (Gap)                                       $204,843               $114,307                $ (1,754)
                                                  ==================================================================

Gap Ratio (RSA/RSL)                                           1.39                   1.17                    1.00
                                                  ==================================================================

                         Report of Independent Auditors

Board of Directors
Premier Bancshares, Inc.

We have audited the accompanying consolidated statements of condition of Premier Bancshares, Inc. and Subsidiaries as of December 31, 1998, and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Lanier Bank and Trust Company, Button Gwinnett Financial Corporation and The Bank Holding Company, which statements reflect total assets of $420,137,000 as of December 31, 1997, and net interest income of $20,081,000 and $17,711,000, for each of the two years in the period ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Lanier Bank and Trust Company, Button Gwinnett Financial Corporation and The Bank Holding Company, is based solely on the reports of the other auditors. The consolidated financial statements of Premier Bancshares, Inc. and subsidiaries for the year ended December 31, 1996 were audited by other auditors whose report dated January 31, 1997, except for Note 2 as to which the date is June 23, 1997, December 12, 1997, June 9, 1998, July 1, 1998 and July 2, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Bancshares, Inc. and Subsidiaries as of December 31, 1998, and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia
February 5, 1999

                   Premier Bancshares, Inc. and Subsidiaries

                      Consolidated Statements of Condition
                             (Dollars in thousands)

                                                                                              December 31
                                                                                      1998                     1997
                                                                     -------------------------------------------------
Assets
Cash and due from banks                                                            $   58,021               $   51,882
Interest-bearing deposits with banks                                                    8,262                    6,977
Federal funds sold and repurchase agreements                                          123,740                   59,032
Investment securities available for sale                                              133,232                  161,872
Investment securities held to maturity                                                      -                   46,003
Loans held for sale                                                                   124,900                   62,738

Loans, net of unearned income                                                       1,033,561                  850,556
Allowance for credit losses                                                           (14,080)                 (13,782)
                                                                     -------------------------------------------------
Loans, net                                                                          1,019,481                  836,774

Premises and equipment, net                                                            30,787                   30,317
Goodwill and other intangibles                                                          4,500                    5,001
Other real estate owned                                                                 1,889                    1,237
Other assets                                                                           15,806                   18,666
                                                                     -------------------------------------------------
Total assets                                                                       $1,520,618               $1,280,499
                                                                     =================================================

Liabilities, redeemable preferred stock and common stockholders'
 equity
Deposits:
 Noninterest-bearing demand                                                        $  187,998               $  173,290
 Interest-bearing demand                                                              150,723                  204,102
 Savings and money market                                                             302,919                  113,041
 Time, $100,000 and over                                                              172,123                  167,077
 Other time                                                                           366,199                  416,689
                                                                     -------------------------------------------------
Total deposits                                                                      1,179,962                1,074,199

Federal funds purchased and securities sold under repurchase
 agreements                                                                            21,782                   28,303
                                                                                            -
Federal Home Loan Bank advances                                                                                  2,875
Lines of credit                                                                       138,608                   10,160
Guaranteed preferred beneficial interests in the Company's
 subordinated debentures (trust preferred securities)                                  28,750                   28,750
Other borrowings                                                                        1,481                    2,037
Other liabilities                                                                      11,496                   11,187
                                                                     -------------------------------------------------
Total liabilities                                                                   1,382,079                1,157,511

Redeemable preferred stock, par value  $60, 2,000,000 shares
 authorized, 40,770 shares issued and outstanding                                       2,446                    2,446

Common stockholders' equity:
 Common stock, $1 par value; 60,000,000 shares authorized;
  26,000,409 issued and outstanding at December 31, 1998;
  25,558,840 issued and  outstanding at December 31, 1997                              26,000                   25,559
 Capital surplus                                                                       54,730                   51,900
 Retained earnings                                                                     54,986                   42,396
 Accumulated other comprehensive income                                                   377                      687
                                                                     -------------------------------------------------
Total common stockholders' equity                                                     136,093                  120,542
                                                                     -------------------------------------------------
Total liabilities, redeemable preferred stock and common
 stockholders' equity                                                              $1,520,618               $1,280,499
                                                                     =================================================

See accompanying notes.

                   Premier Bancshares, Inc. and Subsidiaries

                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                                                Year ended December 31
                                                                    1998                 1997                  1996
                                                       ----------------------------------------------------------------
Interest income:
 Interest and fees on loans                                         $ 98,768             $ 83,189               $66,870
 Interest on investment securities:
   Taxable                                                             9,721               12,635                12,362
   Nontaxable                                                          1,091                1,433                 1,530
 Interest on deposits in banks                                           103                  200                   446
 Interest on Federal Funds sold and repurchase
   agreements                                                          5,564                3,619                 4,068
                                                       ----------------------------------------------------------------
Total interest income                                                115,247              101,076                85,276

Interest expense:
  Interest on deposits                                                47,263               42,773                36,923
  Interest on Federal Home Loan Bank advances                            189                  680                   416
  Interest on short-term borrowings                                    4,790                1,851                 2,131
  Interest on long-term debt                                           2,854                  733                   410
                                                       ----------------------------------------------------------------
Total interest expense                                                55,096               46,037                39,880

Net interest income                                                   60,151               55,039                45,396
Provision for credit losses                                              605                1,767                   473
                                                       ----------------------------------------------------------------
Net interest income after provision for credit losses                 59,546               53,272                44,923

Other income:
  Service charges on deposit accounts                                  4,441                4,517                 4,213
  Other service charges, commissions, and fees                         4,675                2,063                 1,376
  Securities transactions, net                                         2,135                   (7)                  197
  Mortgage banking activities                                         25,813               14,558                 8,901
  Gain on sale of loans                                                  767                  888                   545
  Other operating income                                               1,600                2,178                 1,771
                                                       ----------------------------------------------------------------
Total other income                                                    39,431               24,197                17,003

Other expenses:
  Salaries and employee benefits                                      37,444               28,894                24,525
  Net occupancy and equipment                                          8,068                6,531                 5,469
  Merger expenses                                                      2,990                1,264                   499
  Stationery and supplies                                              1,193                  762                   725
  Other operating expenses                                            16,296               11,553                11,117
                                                       ----------------------------------------------------------------
Total other expenses                                                  65,991               49,004                42,335
                                                       ----------------------------------------------------------------

Income before income taxes                                            32,986               28,465                19,591
Income tax expense                                                    12,072                9,728                 5,934
                                                       ----------------------------------------------------------------
Net income                                                          $ 20,914             $ 18,737               $13,657
                                                       ================================================================

Net income per share of common stock (1)                                 .80                  .73                   .54
                                                       ================================================================
Net income per share of common stock, diluted (1)                        .78                  .71                   .52
                                                       ================================================================

(1) After giving effect to stock splits payable to stockholders of record on January 23, 1998 and March 6, 1997.

See accompanying notes.

                   Premier Bancshares, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                                                      Accumulated
                                                                                                         Other         Total
                                                       Common Stock           Capital    Retained    Conprehensive  Stockholders'
                                                    Shares      Par Value     Surplus    Earnings        Income        Equity
                                                  ------------------------------------------------------------------------------
Balance, January 1, 1996                           18,081,961     $ 92,900    $(19,314)    $20,276      $ 733           $ 94,595
 Comprehensive Income:
 Net income                                                 -            -           -      13,657          -             13,657
 Net change in unrealized gains on securities
  available-for-sale, net of tax                            -            -           -           -       (934)              (934)
                                                                                                                        ---------
 Total comprehensive income                                                                                               12,723
                                                                                                                        ---------
 Recapitalization                                           -      (74,817)     74,817           -          -                  -
 Stock options exercised                               10,057           10          43           -          -                 53
 5% Stock dividend by Pooled Company                   45,098           44         493        (537)         -                  -
 Cash dividends declared ($0.17 per share) (1)              -            -           -      (4,367)         -             (4,367)
 Preferred stock dividends                                  -            -           -        (196)         -               (196)
 Purchase of treasury stock by Pooled Company         (79,083)         (79)       (564)          -          -               (643)
    Stock split                                     1,895,969        1,896      (1,896)          -          -                  -
                                                  ------------------------------------------------------------------------------
Balance, December 31, 1996                         19,954,002       19,954      53,579      28,833       (201)           102,165
 Comprehensive Income:
 Net income                                                 -            -           -      18,737          -             18,737
 Net change in unrealized gains on securities
  available-for-sale, net of tax                            -            -           -           -        888                888
                                                                                                                        --------
 Total comprehensive income                                                                                               19,625
                                                                                                                        --------
 Stock options exercised                              483,187          483       1,519           -          -              2,002
 Cash dividends declared ($0.15 per share) (1)              -            -           -      (3,736)         -             (3,736)
 Preferred stock dividends                                  -            -           -        (196)         -               (196)
 Shares issued in business combination                114,598          115       1,709           -          -              1,824
 5% Stock dividend by Pooled Company                   47,487           47         563        (610)         -                  -
 Purchase of treasury stock by Pooled Company        (188,276)        (188)       (954)          -          -             (1,142)
 Stock split                                        5,147,842        5,148      (4,516)       (632)         -                  -
                                                  -------------------------------------------------------------------------------
Balance, December 31, 1997                         25,558,840       25,559      51,900      42,396        687            120,542

                   Premier Bancshares, Inc. and Subsidiaries

                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                                                                     Accumulated
                                                                                                        Other            Total
                                                           Common Stock        Capital    Retained   Comprehensive    Stockholders'
                                                       Shares      Par Value   Surplus    Earnings      Income           Equity
                                                 ----------------------------------------------------------------------------------
Comprehensive Income:
 Net income                                                 -            -           -     $20,914          -           $ 20,914
 Net change in unrealized gains on securities
  available-for-sale, net of tax                            -            -           -           -       (310)              (310)
                   Total comprehensive income                                                                             20,604
                                                                                                                      -----------
Stock options exercised                               441,569          441       2,830           -          -              3,271
Cash dividends declared ($.31 per share)                    -            -           -      (8,128)         -             (8,128)
Preferred stock dividends                                   -            -           -        (196)         -               (196)
                                              ----------------------------------------------------------------------------------
Balance, December 31, 1998                         26,000,409      $26,000     $54,730     $54,986       $377           $136,093
                                                ==================================================================================


See accompanying notes.

                   Premier Bancshares, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                  Year ended December 31
                                                                     1998                   1997                   1996
                                                      --------------------------------------------------------------------
Operating activities
Net income                                                         $  20,914              $  18,737              $  13,657
Adjustments to reconcile net income to net cash (used
 in) provided by operating activities:
    Depreciation                                                       2,982                  2,699                  2,064
    Amortization of intangibles                                          563                    423                    384
    Provision for credit losses                                          605                  1,767                    473
    Deferred income taxes                                                971                 (2,109)                  (494)
    Net (increase) decrease in loans held for sale                   (62,162)               (28,168)                   923
    Net realized (gains) losses on securities
      available-for-sale                                              (2,135)                     7                   (197)
    Gain on sale of bank branches and subsidiary                        (657)                  (757)                     -
    Gain on sale of thrift charter                                         -                   (297)                     -
    Decrease (increase) in interest receivable                         1,398                 (2,028)                  (617)
    Increase in interest payable                                         355                  1,141                    745
    Other                                                              2,855                    340                 (3,505)
                                                      --------------------------------------------------------------------
Net cash (used in) provided by operating activities                  (34,311)                (8,245)                13,433

Investing activities
Purchases of securities available-for-sale                           (56,855)               (55,123)               (97,065)
Proceeds from sales of securities available-for-sale                  30,529                 34,954                 25,596
Proceeds from maturities of securities                                91,613                 60,124                 60,067
available-for-sale
Purchases of securities held-to-maturity                             (10,085)               (23,184)               (16,500)
Proceeds from maturities of securities                                18,885                  9,648                 10,407
held-to-maturity
Net (increase) decrease in federal funds sold                        (64,708)                43,970                (42,391)
Net (decrease)  increase in interest bearing deposits
 in banks                                                             (1,285)                (4,180)                 9,951
Net increase in loans                                               (187,062)              (184,677)              (115,398)
Purchase of premises and equipment                                    (4,103)                (4,858)                (7,282)
Proceeds from sales of OREO                                            2,576                  1,039                  1,013
Investment in subsidiary, net of cash acquired                             -                    694                      -
Proceeds from sale of subsidiary                                      (7,122)                   800                      -
                                                      --------------------------------------------------------------------
Net cash used in investing activities                               (187,617)              (120,793)              (171,602)

                   Premier Bancshares, Inc. and Subsidiaries

                                                                                Year ended December 31
                                                                    1998                  1997                  1996
                                                      -----------------------------------------------------------------
Financing activities
Net increase in deposits                                            114,624               115,006               171,280
Net (decrease) increase in repurchase agreements                     (6,521)               11,264                 8,156
Net increase(decrease) in other borrowings                          127,892               (11,575)               (2,214)
Net decrease in Federal Home Loan Bank advances                      (2,875)               (1,750)               (6,500)
Dividends paid                                                       (8,324)               (5,250)               (3,245)
Proceeds from exercise of stock options                               3,271                 2,001                    53
Proceeds from issuance of guaranteed preferred
  beneficial interests in the Company's subordinated
  debentures                                                              -                28,750                     -
Purchase of treasury stock                                                -                (1,142)                 (643)
                                                      -----------------------------------------------------------------
Net cash provided by financing activities                           228,067               137,304               166,887

Net increase in cash and due from banks                               6,139                 8,266                 8,718
Cash and due from banks at beginning of year                         51,882                43,616                34,898
Cash and due from banks at end of year                             $ 58,021              $ 51,882              $ 43,616
                                                      =================================================================

Supplemental disclosures
Cash paid for:
  Interest                                                         $ 54,742              $ 41,551              $ 36,034
                                                      =================================================================
  Income taxes                                                     $ 10,497              $  8,882              $  6,196
                                                      =================================================================
Principal balances of loans transferred to other real
 estate                                                            $  3,321              $  1,067              $  1,903
                                                      =================================================================


See accompanying notes.

                   Premier Bancshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1. Summary of Significant Accounting Policies

Nature of Business

Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At December 31, 1998, the Company had six subsidiaries: Premier Bank ("Premier Bank"), Premier Lending Corporation ("Premier Lending"), The Central and Southern Bank of Georgia ("Central and Southern Bank"), First Community Bank of Henry County ("Henry County Bank"), The Bank of Spalding County ("Spalding County Bank") and Frederica Bank & Trust ("Frederica"). The Company was incorporated in 1988 under the laws of the State of Georgia.

As more fully discussed in Note 2, the Company merged with Lanier Bank and Trust Company, Button Gwinnett Financial Corporation, The Bank Holding Company and Frederica Bank & Trust on June 9, 1998, July 1, 1998 July 2, 1998 and December 17, 1998, respectively, in business combinations accounted for as poolings of interests. The consolidated financial statements present financial information restated for all periods presented.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The most significant estimates relate to the determination of the adequacy of the allowance for credit losses.

Reclassifications

Certain reclassifications have been made in prior year financial statements to conform to current presentation.

Cash and Due from Banks

Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

Investment Securities

Investment securities are classified based on management's intention on the date of purchase. Such classification is reevaluated at the date of each statement of condition. Securities which management has both the intent and the ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included as a component of comprehensive income, net of tax. During 1998, the Company completed four mergers and subsequently conformed accounting policies and practices. Accordingly, all securities previously classified by the acquired companies as held-to-maturity were transferred to available-for-sale.

Interest and dividends on investment securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

Loans Held for Sale

Loans held for sale include primarily mortgage loans which are carried at the lower of aggregate cost or estimated market value. The determination of market value includes consideration of outstanding commitments from investors, related origination fees and costs, and commitment fees paid. Gains and losses on the sale of loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. The Company sells mortgage loans generally on a servicing released basis.

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

Goodwill and Other Intangibles

Goodwill and other intangibles are being amortized principally on the straight-line method over periods of 5 to 15 years. Accumulated amortization was $2,213,000 and $1,792,000 at December 31, 1998 and 1997, respectively.
Amortization expense totaled $421,000, $423,000 and $384,000 for 1998, 1997 and 1996, respectively.

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

Income Per Common Share

Effective December 15, 1997, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement 128.

Earnings per share for periods prior to 1998 have been restated to reflect the effect of business combinations accounted for as poolings of interests. Net income per common share and net income per common share, diluted, have been adjusted $(.02) and $.07 in 1997 and 1996, respectively, for business combinations accounted for as poolings of interests.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Year ended December 31
                                                                    1998                1997                1996
                                                      ------------------------------------------------------------
                                                                   (In thousands, except per share data)
Numerator:
 Net income                                                        $20,914             $18,737             $13,657
 Less: preferred stock dividends                                       196                 196                 196
                                                      ------------------------------------------------------------
 Net income attributable to common stockholders                    $20,718             $18,541             $13,461
                                                      ============================================================

Denominator:
 Denominator for basic earnings per share - weighted
  average shares                                                    25,811              25,442              25,028
 Effect of dilutive securities - stock options                         588                 678                 651
                                                      ------------------------------------------------------------
 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed
  conversions                                                       26,399              26,120              25,679
                                                      ============================================================

 Net income per share of common stock (1)                          $   .80             $   .73             $   .54
                                                      ------------------------------------------------------------
 Net income per share of common stock, assuming
  dilution (1)                                                     $   .78             $   .71             $   .52
                                                       ============================================================

(1) After giving effect to stock splits payable to shareholders of record on January 23, 1997 and March 6, 1997.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the Company's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact on the Company's financial position or results of operations.


2. Business Combinations

The following summarizes the Company's recent business combinations which have been accounted for as poolings of interests. All prior period consolidated financial statements have been restated to include the results of operations for each of the following:

                                                                               Common Shares        Preferred Shares
Company Acquired                                  Merger Date                      Issued                 Issued
----------------------------------------------------------------------------------------------------------------------

Frederica Bank & Trust                         December 17, 1998                   1,013,500                -
The Bank Holding Company                         July 2, 1998                      2,170,447             40,770
Button Gwinnett Financial Corporation            July 1, 1998                      5,571,778                -
Lanier Bank & Trust Company                      June 9, 1998                      1,702,748                -
Citizens Gwinnett Bancshares                   December 12, 1997                   2,066,834                -
Central & Southern Holding Company               June 23, 1997                     3,653,523                -
First Alliance Bancorp, Inc.                    August 31, 1996                      746,530                -

The following table illustrates the Company's net interest income and net income on a consolidated basis for periods prior to the business combinations discussed above:

                                                              1998                   1997                   1996
                                               ---------------------------------------------------------------------
                                                                            (dollars in thousands)
Net interest income:
 Premier Bancshares, Inc., exclusive of
  pre-acquisition amounts                                      $44,197                $20,498                $ 9,764
 Frederica Bank & Trust (1)                                      5,695                  1,964                  1,757
 The Bank Holding Company (2)                                    2,730                  6,146                  5,490
 Button Gwinnett Financial Corporation (3)                       6,042                 10,982                  9,483
 Lanier Bank & Trust  Company (4)                                1,487                  2,954                  2,739
 Citizens Gwinnett Bancshares (5)                                    -                  7,796                  5,914
 Central and Southern Holding Company (6)                            -                  4,699                  8,280
 Former Premier Bancshares, Inc. (7)                                 -                      -                  1,969
                                               ---------------------------------------------------------------------
Total                                                          $60,151                $55,039                $45,396
                                               =====================================================================

Net income:
 Premier Bancshares, Inc. exclusive of
  pre-acquisition amounts                                      $15,914                $ 7,744                $ 2,425
 Frederica Bank & Trust (1)                                        835                    660                    576
 The Bank Holding Company (2)                                      870                  1,219                  1,442
 Button Gwinnett Financial Corporation (3)                       2,954                  4,864                  3,845
 Lanier Bank & Trust  Company (4)                                  341                    800                    789
 Citizens Gwinnett Bancshares (5)                                    -                  1,935                  1,511
 Central and Southern Holding Company (6)                            -                  1,515                  2,954
 Former Premier Bancshares, Inc. (7)                                 -                      -                    115
                                               ---------------------------------------------------------------------
Total                                                          $20,914                $18,737                $13,657
                                               =====================================================================

(1) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of December 17, 1998. Results of operations from December 18, 1998 through December 31, 1998, are included in Premier Bancshares, Inc. amounts.

(2) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of July 2, 1998. Results of operations for the period from July 3, 1998 through December 31, 1998 are included in Premier Bancshares, Inc. amounts.

(3) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of July 1, 1998. Results of operations for the period from July 2, 1998 through December 31, 1998 are included in Premier Bancshares, Inc. amounts.

(4) 1998 amounts reflect the results of operations from January 1, 1998 through the effective merger date of June 9, 1998. Results of operations for the period from June 10, 1998 through December 31, 1998 are included in Premier Bancshares, Inc. amounts.

(5) 1997 amounts reflect the results of operations from January 1, 1997 through December 12, 1997. Results of operations for periods subsequent to December 12, 1997 are included in Premier Bancshares, Inc. amounts.

(6) 1997 amounts reflect the results of operations from January 1, 1997 through the effective merger date of June 23, 1997. Results of operations for periods subsequent to June 23, 1997 are included in Premier Bancshares, Inc. amounts.

(7) 1996 amounts reflect the results of operations from January 1, 1996 through the effective merger date of August 31, 1996. Results of operations for periods subsequent to August 31, 1997 are included in Premier Bancshares, Inc. amounts.

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

3. Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

                                                                    Gross              Gross
                                               Amortized         Unrealized          Unrealized             Fair
                                                  Cost              Gains              Losses               Value
                                    -------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Securities available for sale
December 31, 1998:
 U.S. Treasury and Government and
  agency securities                             $ 82,206             $  587              $(127)            $ 82,666
 State and municipal securities                   10,718                469                  -               11,187
 Mortgage backed securities                       36,545                286               (279)              36,552
 Equity securities                                 2,875                  -                (48)               2,827
                                    -------------------------------------------------------------------------------
                                                $132,344             $1,342              $(454)            $133,232
                                    ===============================================================================

                                                                    Gross              Gross
                                            Amortized             Unrealized         Unrealized             Fair
                                               Cost                 Gains              Loses                Value
                                     -------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Securities available for sale
December 31, 1997:
 U.S. Treasury and Government and
  agency securities                             $ 83,942                408               (168)            $ 84,182
 State and municipal securities                   20,852                967                 (2)              21,817
 Mortgage backed securities                       51,580                405               (367)              51,618
 Equity securities                                 4,341                  -                (86)               4,255
                                    -------------------------------------------------------------------------------
                                                $160,715              1,780               (623)            $161,872
                                    ===============================================================================

                                                                     Gross               Gross
                                               Amortized           Unrealized          Unrealized          Fair
                                                  Cost               Gains               Losses            Value
                                    -------------------------------------------------------------------------------
                                                                  (dollars in thousands)

Securities held to maturity
December 31, 1997:
 U.S. Treasury and U.S. Government
  and agency securities                         $ 32,779             $   90              $ (29)            $ 32,840
 State and municipal securities                    5,685                 75                 (1)               5,759
 Mortgage backed securities                        7,539                 17                 (8)               7,548
                                    -------------------------------------------------------------------------------
                                                $ 46,003             $  182              $ (38)            $ 46,147
                                    ===============================================================================

The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                                               Securities
                                             --------------------------------------------
                                                     Amortized               Fair
                                                       Cost                  Value
                                             --------------------------------------------
                                                         (dollars in thousands)
Securities available for sale
Due in one year or less                                $ 28,304              $ 28,540
Due from one year to five years                          54,894                55,473
Due from five to ten years                                9,726                 9,840
Mortgage-backed securities                               36,545                36,552
Equity securities                                         2,875                 2,827
                                             --------------------------------------------
                                                       $132,344              $133,232
                                             ============================================

Securities with a carrying value of approximately $87,796,000 and $84,723,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

Gains and losses on sales of securities consist of the following:

                                                                       Available for Sale
                                                       ----------------------------------------------
                                                             1998          1997             1996
                                                       ----------------------------------------------
                                                                    (dollars in thousands)
Gross gains                                                 $2,135          $  23             $ 265
Gross losses                                                     -            (30)              (68)
                                                       ----------------------------------------------
Net realized gains (losses)                                 $2,135          $  (7)            $ 197
                                                       ==============================================


The related income tax expense (benefit) on sales of securities was $781,000, $(2,000) and $59,000 for 1998, 1997, and 1996, respectively.

4. Loans

The composition of loans is summarized as follows:

                                                                     December 31
                                                            1998                     1997
                                                -------------------------------------------------
                                                               (dollars in thousands)
Commercial                                              $  256,465                 $203,022
Real estate-construction                                   202,188                  207,229
Real estate-mortgage                                       617,615                  441,996
Consumer                                                    79,162                   60,915
Other                                                        4,396                    1,539
Less: loans held for sale                                 (124,900)                 (62,738)
                                                -------------------------------------------------
                                                         1,034,926                  851,963
Less unearned income                                        (1,190)                  (2,678)
Net deferred loan (fees) costs                                (175)                   1,271
Less allowance for credit losses                           (14,080)                 (13,782)
                                                -------------------------------------------------
Loans, net                                              $1,019,481                 $836,774
                                                =================================================

The Company had loan participations sold in the amount of $43,970,000 and $73,802,000 at December 31, 1998 and 1997, respectively.

Changes in the allowance for credit losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                             1998                     1997                     1996
                                 -------------------------------------------------------------------------
                                                             (dollars in thousands)

Balance, beginning of year                  $13,782                  $11,877                  $10,696
 Allowance acquired (disposed)
  in acquisitions and disposals                   -                      (74)                       -
 Provision for credit losses                    605                    1,767                      473
 Loans charged off                           (1,026)                  (1,018)                    (935)
 Recoveries                                     719                    1,230                    1,643
                                 --------------------------------------------------------------------------
Balance, end of year                        $14,080                  $13,782                  $11,877
                                 ==========================================================================

Loans in nonaccrual status at December 31, 1998 and 1997 totaled $3,843,000 and $3,530,000, respectively. The total recorded investment in impaired loans was $3,856,000 and $3,630,000 at December 31, 1998 and 1997, respectively. These loans had a specific allowance for credit losses of $280,000 and $60,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for 1998, 1997 and 1996 was $4,491,000, $2,069,000 and $2,027,000
respectively. Interest income on impaired loans of $70,000, $36,000 and $125,000 was recognized for cash payments received for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income lost on impaired loans during 1998, 1997, and 1996 was $300,000, $162,000 and $223,000, respectively.

The Company has granted loans to certain related parties including directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows in thousands:

Balance, beginning of year                                               $19,575
Advances                                                                  16,207
Repayments                                                                15,436
                                                                     ----------------
Balance, end of year                                                     $20,346
                                                                     ================

5. Premises and Equipment

Premises and equipment are summarized as follows:

                                                                     December 31
                                                            1998                     1997
                                                -------------------------------------------------
                                                               (dollars in thousands)

Land                                                      $  7,823                 $  7,708
Buildings and improvements                                  21,527                   20,718
Furniture and equipment                                     21,126                   19,266
                                                -------------------------------------------------
                                                            50,476                   47,692
Accumulated depreciation                                   (19,689)                 (17,375)
                                                -------------------------------------------------
Premises and equipment, net                               $ 30,787                 $ 30,317
                                                =================================================

6. Deposits

Time deposits over $100,000 as of December 31, 1998 and 1997 were $172,123,000 and $167,077,000, respectively. Related interest expense was $8,458,000, $9,445,000 and $7,792,000 for the years ended 1998, 1997, and 1996, respectively. Time deposits of $430,290,000, $61,632,000, $25,396,000,
$11,573,000 and $9,432,000 mature in 1999, 2000, 2001, 2002 and 2003, respectively.


7. Borrowings

The Company's borrowings are summarized as follows:

                                                                    December 31
                                                          1998                        1997
                                             -------------------------------------------------------
                                                               (dollars in thousands)

Federal funds purchased and securities sold
 under repurchase agreements                             $ 21,782                    $28,303
FHLB advances                                                   -                      2,875
Revolving line of credit                                   22,004                          -
Warehouse line of credit                                  116,604                     10,160
Other borrowings                                            1,481                      2,037
                                             -------------------------------------------------------
Total borrowings                                         $161,871                    $43,375
                                             =======================================================

As of December 31, 1998, the Company had entered into 30 repurchase agreements totaling $21,782,000. Interest is payable monthly at rates ranging from 2.00% to 4.00%. The Company has pledged various U.S. Government and agency securities as collateral.

The Company has a revolving line of credit with a nonaffiliated institution bearing interest at 30 day LIBOR plus 85 basis points or 6.48% at December 31, 1998. This rate adjusts monthly and is payable quarterly. The outstanding balance at December 31, 1998, was $22,004,000 and the available balance is $2,996,000. This line matures on August 1, 1999 and is secured by 50% of the stock of each banking subsidiary of the Company.

The Company's warehouse line of credit is with a nonaffiliated institution and bears interest at the Fed Funds rate plus an index based on the Company's various mortgage loan tranches. This rate is adjusted daily and is payable monthly. At December 31, 1998 these rates ranged from 5.75% to 7.00%. The outstanding balance at December 31, 1998 is $116,604,000 and the available balance is $13,396,000. This line matures on March 31, 1999 and is secured by an assignment of first security interest in certain mortgage loans. In connection with its lines of credit, the Company has agreed, among other covenants, to maintain earnings, reserves for credit losses, and capital at certain minimum levels. The Company has been in violation of certain debt covenants throughout 1998 for which it has received waivers from the lender. The Company intends to negotiate these debt covenants when the line matures in 1999.

Treasury, tax and loan deposits, which total $1,481,000 at December 31, 1998, are made by local businesses to be remitted to the government. Interest on these deposits is payable monthly at the average Fed Funds purchase rate or 4.92% at December 31, 1998.

The Company's weighted-average interest rate on short-term borrowings as of December 31, 1998 and 1997 was 5.91% and 7.31%, respectively. All of the of borrowings outstanding at December 31, 1998 mature at various dates throughout 1999.

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


9. Redeemable Preferred Stock

Redeemable Preferred stock pays an 8% annual dividend which is cumulative but subordinate to the rights of trade creditors. Holders of the preferred shares will be entitled to redeem the shares on or after October 3, 2004. The Company has the right to redeem up to 20% of the preferred shares each year beginning on October 3, 1999.


10. Employee Benefit Plans

The Company has various defined-contribution employee benefit plans incorporating provisions of section 401(k) of the Internal Revenue Code. Generally, employees of the company must have from 90 to 180 days of service to become eligible. Under the plans' provisions, a plan member may make contributions, on a tax-deferred basis, from 1% to 19% of total compensation not to exceed the maximum established annually by the Internal Revenue Service. The Company makes discretionary contributions and matching contributions in amounts ranging from 1% to 6% of total contributions by a plan member, to a maximum of 6% of the employee's total calendar year compensation. Contributions to the plans charged to expense were $1,222,000, $551,000 and $215,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

11. Stock Option and Stock Purchase Plans

The Company has adopted or assumed obligations through acquitions under the following stock option or stock incentive plans:

The Company has a Directors' Deferred Stock Unit Plan ("Unit Plan") which replaced the former Directors' Stock Option Plan. Under the Unit Plan, each eligible director can elect to defer payment of directors fees to be received as shares of the Company's common stock at 85% of the market price on the award date. A total of 225,000 shares of common stock have been reserved for issuance under the Unit Plan. Awards made under the Unit Plan are deemed to be immediately vested but cannot be exercised until the date the Director is no longer a board member.

The Company had a Directors' Stock Option Plan ("Directors' Plan") under which the Company could grant options to purchase shares of common stock to eligible directors. The purchase price of the stock was not less than the fair market value of the stock on the date the option was granted. Under the Directors' Plan, the number of shares issued did not exceed an aggregate of 30,000 shares. The option period does not exceed ten years from the date of grant. All available options under the Plan have been granted.

The Company has a 1997 Stock Option Plan ("Employee Plan") under which the Company can grant options to purchase shares of common stock to certain key employees. The purchase price of the stock will not be less than the fair market value of such shares on the date the option is granted. Under the Employee Plan, the number of shares issued is not to exceed an aggregate of 3,000,000 shares. The option period will not exceed ten years from the date of grant.

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

The Company has assumed obligations under the Frederica Directors Stock Option Plan ("Frederica Directors Plan") under which an aggregate of 44,000 options are available to be granted. The option period will not exceed ten years from date of grant.

During 1998, the Company's stockholders approved an Employee Stock Purchase Plan, ("Stock Purchase Plan"). Generally, employees of the company must have from 90 to 120 days of service to become eligible. Under the plan's provisions, a participant may be granted options to purchase Common Stock through payroll deductions at a rate of not less than 1% and not greater than 10% of a participant's annual compensation. The Company's Common Stock is acquired during two "Purchase Periods". The first Purchase Period commences on January 1 and ends on June 30 for a particular year. The second Purchase Period starts on July 1 and ends on December 31 for a particular year. The purchase price for the Common Stock will be the lesser of: (1) 90% of the Fair Market Value of the Common Stock on the "Offer Date", the first day of the Purchase Period, or (2) 90% of the Fair Market Value of a share of the Common Stock on the Purchase Date, the last day for each Purchase Period. The Company contributes an amount equal to the stock price, on the day the Company purchases the stock, in excess of the lesser of 90% of the Fair Market of the Common Stock on the Offer Date or 90% of the Fair Market Value of the Common Stock on the Purchase Date. Contributions to the plan charged to expense were $16,000 for the year ended December 31, 1998. Under the Stock Purchase Plan, the number of shares issued is not to exceed an aggregate of 2,000,000 shares.

Information related to the various option plans has been restated for stock splits and business combinations accounted for as poolings of interests and is summarized as follows:

                                                              Years ended December 31
                                         1998                           1997                           1996
                          ---------------------------------------------------------------------------------------------
                                               Weighted                       Weighted                      Weighted
                                                Average                        Average                       Average
                                               Exercise                       Exercise                       Exercise
                                 Number          Price          Number          Price         Number          Price
                          ---------------------------------------------------------------------------------------------
Under option, beginning
 of year                       1,349,203         $ 4.92       1,241,610          $3.39      1,130,761           $3.07
  Granted                        798,652          20.74         520,552           7.39        126,495            6.27
  Exercised                     (434,665)          5.56        (408,405)          3.69        (14,290)           3.67
  Expired                        (42,600)         19.45          (4,554)          5.04         (1,356)           3.69
                          ---------------------------------------------------------------------------------------------
Under option, end of year      1,670,590         $11.95       1,349,203          $4.92      1,241,610           $3.39
                          =============================================================================================

                                                                                                  Weighted
                                                                               Weighted           Average
                                                                               Average           Remaining
                                                                              Exercise          Contractual
                                        Number              Price              Price           Life in Years
                                  ------------------------------------------------------------------------------
Options outstanding, end of year        507,075       $2.01 - $ 5.88            $ 3.17             4.78
                                        331,445        5.89 -  14.69             10.11             8.68
                                        832,070       14.70 -  29.38             21.34             9.22
                                     ------------
                                      1,670,590

Options exercisable, end of year        507,075       $2.01 - $ 5.88            $ 3.17             4.78
                                        229,820        5.89 -  14.69              9.42             8.44
                                        198,327       14.70 -  29.38             23.46             9.41
                                 ------------------
                                        935,222
                                 ==================

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized $644,000, $-0- and $-0- in compensation expense for stock-based employee compensation expense awards for the years ended December 31, 1998, 1997 and 1996, respectively.

If the Company had recognized compensation expense in accordance with Statement 123, net income and net income per share would have been as follows:

                                              Net               Net Income         Net Income Per
                                             Income             Per Share          Share (Diluted)
                                    ------------------------------------------------------------
                                             (dollars in thousands, except per share data)
Year ended December 31, 1998
As reported                                  $20,914               $  .80                 $  .78
Stock based compensation, net of
 related tax effect                           (1,160)               (0.04)                 (0.04)
                                    ------------------------------------------------------------
As adjusted                                  $19,754                  .76                    .74
                                    ============================================================
Year ended December 31, 1997
As reported                                  $18,737                  .73                    .71
Stock based compensation, net of
 related tax effect                             (397)                (.02)                 (0.02)
                                    ------------------------------------------------------------
As adjusted                                  $18,340                  .71                    .69
                                    ============================================================
Year ended December 31, 1996
As reported                                  $13,657                  .54                    .52
Stock based compensation, net of
 related tax effect                             (150)                (.01)
                                    ------------------------------------------------------------
As adjusted                                  $13,507                  .53                    .52
                                    ============================================================

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.90, $3.06 and $1.69, respectively, using the Black-Scholes option-pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions:

                                                     1998                 1997                 1996
                                           --------------------------------------------------------------

Risk free interest rate                             4.76%                6.45%                6.45%
Expected life of the options                     5-10 Years           7-10 Years           7-10 Years
Expected dividends (as a percent of the
 fair value of the stock)                           1.43%                1.00%                2.68%
Volatility                                         40.09%               32.20%                9.20%

12. Income Taxes

Income tax expense (benefit) consists of the following:

                                                       Current              Deferred                 Total
                                       -------------------------------------------------------------------
                                                               (dollars in thousands)
1998:
    Federal                                           $ 9,440               $   825                $10,265
    State                                               1,661                   146                  1,807
                                       -------------------------------------------------------------------
Total                                                 $11,101               $   971                $12,072
                                       ===================================================================
1997:
    Federal                                           $ 9,908               $(1,379)               $ 8,529
    State                                               1,929                  (730)                 1,199
                                       -------------------------------------------------------------------
Total                                                 $11,837               $(2,109)               $ 9,728
                                       ===================================================================
1996:
    Federal                                           $ 5,464               $  (419)               $ 5,045
    State                                                 964                   (75)                   889
                                       -------------------------------------------------------------------
Total                                                 $ 6,428               $  (494)               $ 5,934
                                       ===================================================================

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows in thousands:

                                                                         December 31
                                              1998                          1997                           1996
                               ------------------------------------------------------------------------------------------

Income taxes at statutory rate         $11,545          35.0%         $9,963           35.0%         $6,857           35.0%
State tax, net of federal                1,175           3.6             584            2.1             188            1.0
 benefit
Tax-exempt interest income                (328)         (1.0)           (517)          (1.8)           (462)          (2.4)
Disallowed merger expenses                 692           2.1             430            1.5             142            0.7
Valuation allowance adjustment               -             -            (554)          (1.9)           (691)          (3.5)
Other items, net                        (1,012)         (3.1)           (178)          (0.7)           (100)          (0.5)
                                ------------------------------------------------------------------------------------------
Income tax expense                     $12,072          36.6%         $9,728           34.2%         $5,934           30.3%
                                ==========================================================================================

The components of deferred income taxes are as follows:

                                                                            December 31
                                                                   1998                    1997
                                                        ------------------------------------------------
                                                                      (dollars in thousands)
Deferred tax assets:
 Loan loss reserves                                              $3,274                  $2,549
 Deferred compensation                                              247                     239
 Deferred loan fees, net of costs                                     -                     248
 Other real estate                                                  220                     174
 Non-accrual loans                                                   34                      31
 Write-down of mutual funds                                          19                      19
 Net operating loss carryforward                                    157                     713
 Georgia tax credits carryforward                                   174                     147
 Pension                                                             49                      64
 Post-retirement benefits other than pensions                        77                      70
 Alternative minimum tax carryforwards                                -                     589
                                                        ------------------------------------------------
                                                                  4,251                   4,843
                                                        ------------------------------------------------

Deferred tax liabilities:
 Depreciation and amortization                                    1,350                   1,165
 Deferred loan fees, net of cost                                    119                       -
 Investment securities available-for-sale                           285                     444
 Cash method accounting on certain receivables                       73                       -
 Other                                                              191                      30
                                                        ------------------------------------------------
                                                                  2,018                   1,639
                                                        ------------------------------------------------
Net deferred tax assets                                          $2,233                  $3,204
                                                        ================================================

Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will be more likely than not realized. Accordingly, no valuation allowance has been recognized in 1998 or 1997.

At December 31, 1998, the Company has available net operating loss carryforwards of approximately $3,930,000 for state income tax purposes. At December 31, 1998 the Company had state income tax credit carryforwards of $174,000. If unused, the carryforwards will expire beginning in 1999. Utilization of the net operating loss carryforwards is subject to the separate return limitations and change of ownership rules of the Internal Revenue Code.

13. Commitments and Contingencies

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded mortgage loan commitments, residential construction and commercial loan commitments, commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                           December 31
                                                                  1998                    1997
                                                       ------------------------------------------------
                                                                     (dollars in thousands)

Unfunded mortgage loan commitments                            $ 26,457                $ 17,643
Construction and commercial real estate commitments            181,800                 135,807
Standby letters of credit                                        7,482                  10,364
Commitments to extend credit                                    83,442                  74,893
                                                       ------------------------------------------------
                                                              $299,181                $238,707
                                                       ================================================

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

The Company leases office facilities and certain equipment under noncancelable lease agreements. Future minimum lease commitments at December 31, 1998 are summarized as follows:

        Year ending December 31,
        1999                                                                     $1,727
        2000                                                                      1,387
        2001                                                                      1,076
        2002                                                                        750
        2003                                                                        310
        Thereafter                                                                1,777
                                                                          ----------------------
                                                                                 $7,027
                                                                          ======================

Rental expense for the years ended December 31, 1998, 1997 and 1996 was $1,574,000, $1,161,000 and $884,000 respectively.

The Federal Reserve Board requires that banks maintain cash on hand and reserves in the form of average deposit balances at the Federal Reserve Bank based on their average deposits. The Company's average reserve requirement was $10,558,000 and $18,080,000 during 1998 and 1997, respectively.

14. Concentrations of Credit

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

15. Regulatory Matters

The banking subsidiaries of the Company are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $9,369,000 of retained earnings were available for dividend declaration without supervisory approval.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and its subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts of capital. Management believes, as of December 31, 1998, the Company and its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1998 and 1997, all of the Company's banking subsidiaries were well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Company and its subsidiaries must each maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events that management believes have changed the Company's or its subsidiaries' categories.

The Company and its significant banking subsidiaries' actual capital amounts and ratios at December 31, 1998 and 1997 are as shown below:


                                                                 December 31, 1998
                                    ---------------------------------------------------------------------------
                                                                                               To be Well
                                                                                           Capitalized Under
                                                                  For Capital              Prompt Corrective
                                          Actual               Adequacy Purposes           Action Provisions
                                    ---------------------------------------------------------------------------
                                      Amount     Ratio         Amount      Ratio          Amount       Ratio
                                    ---------------------------------------------------------------------------
                                                             (dollars in thousands)
Total capital (to Risk Weighted
 Assets):
  Consolidated                        $175,988      15.36%       $91,666       8.00%        $114,583      10.00%
  Premier Bank                         102,480      13.18%        62,218       8.00%          77,772      10.00%
  Central and Southern Bank             23,404      16.39%        11,423       8.00%          14,279      10.00%
Tier I Capital (to Risk Weighted
 Assets):
  Consolidated                         161,908      14.13%        45,834       4.00%          68,750       6.00%
  Premier Bank                          93,723      12.05%        31,109       4.00%          46,663       6.00%
  Central and Southern Bank             21,619      15.14%         5,712       4.00%           8,567       6.00%


                                                                 December 31, 1998
                                    ---------------------------------------------------------------------------
                                                                                               To be Well
                                                                                           Capitalized Under
                                                                  For Capital              Prompt Corrective
                                          Actual               Adequacy Purposes           Action Provisions
                                    ---------------------------------------------------------------------------
                                      Amount     Ratio         Amount      Ratio          Amount       Ratio
                                    ---------------------------------------------------------------------------
                                                             (dollars in thousands)
Total capital (to Risk Weighted
 Assets):
  Consolidated                        $159,391      17.31%       $73,674       8.00%        $92,092       10.00%
  Premier Bank                          29,017      10.44%        22,229       8.00%         27,787       10.00%
  Central and Southern Bank             20,453      18.09%         9,039       8.00%         11,299       10.00%
Tier I Capital (to Risk Weighted
 Assets):
  Consolidated                        $145,609       15.81%       $36,837       4.00%        $55,255       6.00%
  Premier Bank                          26,370        9.47%        11,115       4.00%         16,672       6.00%
  Central and Southern Bank             19,021       16.59%         4,520       4.00%          6,779       6.00%
Tier I Capital (to Average
 Assets):
  Consolidated                        $145,609       12.28%       $47,418       4.00%        $59,272        5.00%
  Premier Bank                          26,320        7.43%        14,163       4.00%         17,702        5.00%
  Central and Southern Bank             19,021       12.27%         6,200       4.00%          7,750        5.00%

16. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

   Securities Sold Under Repurchase Agreements, Federal Home Loan Bank Advances, Trust Preferred Securities, Lines of Credit and Other Borrowings

   The fair values of Federal Home Loan Bank advances, Trust Preferred Securities, lines of credit and other borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of variable-rate other borrowings and securities sold under repurchase agreements approximate the carrying value.

   Accrued Interest

   The carrying amounts of accrued interest approximates fair value.

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


The estimated fair values of the Company's financial instruments were as follows:

                                                 December 31, 1998                    December 31, 1997
                                             ---------------------------------------------------------------
                                               Carrying          Fair               Carrying          Fair
                                                Amount          Value                Amount          Value
                                             ---------------------------------------------------------------
                                                                  (dollar in thousands)
Financial assets:
 Cash, due from banks,
  interest-bearing deposits in banks
  and Federal funds sold                      $  190,023         $  190,023        $  117,891         $  117,891
 Securities available-for-sale                   133,232            133,232           161,872            161,872
 Securities held-to-maturity                           -                  -            46,003             46,147
 Loans                                         1,144,381          1,153,945           899,512            904,915
 Accrued interest receivable                       8,318              8,318             9,773              9,773
Financial liabilities:
 Deposits                                      1,179,962          1,183,923         1,074,199          1,076,199
 Federal funds purchased and
  securities sold under repurchase
  agreements                                      21,782             21,782            28,303             28,303


 Federal Home Loan Bank advances                       -                  -             2,875              2,920
 Trust preferred securities                       28,750             28,750            28,750             28,750
 Lines of credit                                 138,608            138,608            10,160             10,160
 Other borrowings                                  1,481              1,481             2,037              2,037
 Accrued interest payable                          7,757              7,757             7,585              7,585
 Preferred stock                                   2,446              2,446             2,446              2,446

17. Stockholders' Equity

The Company declared a three for two stock split on January 8, 1998 for stockholders of record as of January 23, 1998. All per share data presented for 1997 and 1996 has been restated to reflect the split. On February 24, 1997, the Company declared a 1.8055 stock split for stockholders of record as of March 6, 1997. All per share data has been restated to reflect the split. On August 31, 1996, the Company changed the par value of its common stock from five dollars to one dollar per share.

18. Other Charges

During the fourth quarter of 1998, the Company completed its restructuring plans to consolidate all of its banking subsidiaries' into one banking charter. The Company has also begun the process of consolidating overlapping banking operations resulting from recent acquisitions. As a result, the Company recorded a charge of $1,400,000, during the fourth quarter of 1998, as follows: (1) $895,000 in employee termination benefits and (2) $505,000 in lease buyout and asset impairment expenses. The Company plans to eliminate 8% (53 employees) of its workforce from various levels beginning in 1999. No employee termination benefits were paid in 1998.

19. Other Comprehensive Income

The components of other comprehensive income are as follows:

                                                         1998            1997             1996
                                                 ----------------------------------------------------
Unrealized holding gain (losses) arising during
 the period:
  Unrealized net gains (losses)                       $   761           $1,380          $(1,327)
  Related tax (expense) benefit                          (281)            (497)             531
                                                ----------------------------------------------------
Net                                                       480              883             (796)
                                                ----------------------------------------------------
Less:  Reclassification adjustment
Related net gains                                       2,135               (7)             197
Related tax benefit (expense)                          (1,345)               2              (59)
                                                ----------------------------------------------------
Net                                                       790               (5)             138
                                                ----------------------------------------------------
Total other comprehensive income                      $  (310)          $  888          $  (934)
                                                ====================================================


20. Business Segment Information

On December 31, 1998, the Company adopted the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information used by management to assess performance and make decisions about resource allocation. All intercompany transactions are on terms comparable to similar transactions with external parties. None of the Company's revenues or assets are attributable to or located in foreign countries.

The Company's two major lines of business are Community Banking and Mortgage Lending. Community Banking encompasses all of the Company's traditional banking services, including: loans to small and medium-size businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts. Included in Community Banking are certain corporate overhead expenses which have not been separately allocated. Mortgage Lending encompasses the retail origination of residential mortgage loans which are sold to correspondent mortgage investors.


                                          Community         Mortgage
                                           Banking          Lending        Eliminations        Total
                                     --------------------------------------------------------------------
                                                              (dollars in thousands)
Year ended December 31, 1998:
-----------------------------
Interest income                          $  110,340          $5,004            $(97)          $  115,247
Interest expense                             51,472           3,721             (97)              55,096
                                   ----------------------------------------------------------------------
Net interest income                          58,868           1,283               -               60,151
Provision for credit losses                     285               -               -                  605
Other income                                 12,310          27,446            (325)              39,431
Other expenses                               46,162          20,154            (325)              65,991
                                   ----------------------------------------------------------------------
Income before income taxes                   24,731           8,255               -               32,986
Income tax expense                            8,794           3,278               -               12,072
                                   ----------------------------------------------------------------------
Net income                                  $15,937          $4,977            $  -              $20,914
                                   ======================================================================
Average total assets                     $1,333,808         $69,973            $  -           $1,400,781
                                   ======================================================================

                                          Community         Mortgage
                                           Banking          Lending        Eliminations        Total
                                     -----------------------------------------------------------------------------
Year ended December 31, 1997:
-----------------------------
Interest income                       $  100,257             $ 1,295               $(476)         $  101,076
Interest expense                          45,754                 759                (476)             46,037
                                   --------------------------------------------------------------------------------
Net interest margin                       54,503                 536                   -              55,039
Provision for credit losses                1,322                 445                   -               1,767
Other income                               8,399              16,265                (467)             24,197
Other expenses                            37,395              12,076                (467)             49,004
                                   ---------------------------------------------------------------------------------
Income before income taxes                24,185               4,280                   -              28,465
Income tax expense                         8,031               1,697                   -               9,728
                                   ---------------------------------------------------------------------------------
Net income                               $16,154              $2,583              $    -          $   18,737
                                   ================================================================================
Average total assets                  $1,170,589             $14,850                              $1,185,439
                                   ================================================================================

Year ended December 31, 1996:
-----------------------------
Interest income                         $ 84,453             $   823              $    -          $   85,276
Interest expense                          39,416                 464                   -              39,880
                                   --------------------------------------------------------------------------------
Net interest margin                       45,037                 359                   -              45,396
Provision for credit losses                  473                                       -                 473
Other income                              14,945               2,058                   -              17,003
Other expenses                            40,270               2,065                   -              42,335
                                   --------------------------------------------------------------------------------
Income before income taxes                19,239                 352                   -              19,591
Income tax expense                         5,826                 108                   -               5,934
                                   ---------------------------------------------------------------------------------
Net income                              $ 13,413             $   244              $    -          $   13,657
                                   ================================================================================
Average total assets                    $988,626             $25,125                              $1,013,751
                                   ================================================================================

21. Parent Company Financial Information

The following information presents the condensed balance sheets of Premier Bancshares, Inc. at December 31, 1998 and 1997, and the statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996:

                            Condensed Balance Sheets

                                                                           1998                1997
                                                                  ----------------------------------------
                                                                                (In Thousands)
Assets
Cash and cash equivalents                                                     $ 10,386            $ 24,378
Investment in subsidiaries                                                     152,492             124,360
Securities available for sale                                                        8                 481
Other assets                                                                     7,370               3,544
                                                                  ----------------------------------------
Total assets                                                                  $170,256            $152,763
                                                                  ========================================
Liabilities
9.00% Subordinated debentures due 2027                                        $ 29,639            $ 29,701
Other liabilities                                                                2,078                  74
                                                                  ----------------------------------------
                                                                                31,717              29,775
Redeemable preferred stock                                                       2,446               2,446

Stockholders' equity                                                           136,093             120,542
                                                                  ----------------------------------------
Total liabilities and stockholders' equity                                    $170,256            $152,763
                                                                  ========================================

                                 Condensed Statements of Income

                                                1998                    1997                    1996
                                    -------------------------------------------------------------------------
                                                               (dollar in thousands)
Income:
 Interest on deposits                               $    544                  $   166                 $    53
 Dividends from subsidiaries                                                    7,078                   5,463
 Other income                                          1,397                    1,101                      93
                                    -------------------------------------------------------------------------
                                                       1,941                    8,345                   5,609
                                    -------------------------------------------------------------------------
Expenses:
 Salaries and employee benefits                        2,844                      284                      56
 Interest                                              2,809                      743                     392
 Merger related expenses                               2,305                      859                     468
 Legal and professional                                  431                      186                      42
 Other expenses                                        3,863                      645                     621
                                    -------------------------------------------------------------------------
Total expenses                                        12,252                    2,717                   1,579
                                    -------------------------------------------------------------------------
(Loss) income before income tax
 benefits and equity in
 undistributed income of                             (10,311)                   5,628                   4,030
 subsidiaries
Benefit for income taxes                               2,542                      840                     802
                                    -------------------------------------------------------------------------
(Loss) income before equity in
 undistributed income of                              (7,769)                   6,468                   4,832
 subsidiaries
Equity in undistributed income of
 subsidiaries                                         28,683                   12,269                   8,825
                                    -------------------------------------------------------------------------
Net income                                          $ 20,914                  $18,737                 $13,657
                                    =========================================================================

                                                Condensed Statements of Cash Flows

                                                        1998                        1997                        1996
                                           -----------------------------------------------------------------------------------
                                                                            (dollar in thousands)
Operating activities
Net income                                                    $ 20,914                    $ 18,737                     $13,657
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:

  Depreciation                                                       9                          13                          10
  Amortization                                                     142                          10                          33
  Undistributed income of subsidiaries                         (28,683)                    (12,269)                     (8,825)
  Gain on sale of subsidiary                                         -                        (757)                          -
  Gain on sale of  thrift charter                                    -                        (297)                          -
  Other                                                         (1,761)                     (1,556)                        527
                                           -----------------------------------------------------------------------------------
Net cash (used in) provided by operating                        (9,379)                      3,881                       5,402
 activities

Investing activities
Proceeds from sale (purchases) of premises
 and equipment                                                     440                           -                      (1,113)

Investment in subsidiaries                                           -                      (1,889)                     (1,684)
Proceeds from sale of subsidiary                                     -                         800                           -
                                           -----------------------------------------------------------------------------------
Net cash used in investing activities                              440                      (1,089)                     (2,797)

Financing activities
Net (decrease) increase in other borrowings                                                 (5,643)                      1,879
Dividends paid                                                  (8,324)                     (5,250)                     (3,245)
Proceeds from exercise of stock options                          3,271                       2,001                          53
Purchase of treasury stock                                           -                      (1,142)                       (643)
Proceeds from issuance of 9.00%
 Subordinated Debentures                                             -                      29,639                           -
                                           -----------------------------------------------------------------------------------
Net cash (used in)  provided by financing
 activities                                                     (5,053)                     19,605                      (1,956)

Net (decrease) increase in cash                                (13,992)                     22,397                         649
Cash at beginning of year                                       24,378                       1,981                       1,332
                                           -----------------------------------------------------------------------------------
Cash at end of year                                           $ 10,386                    $ 24,378                     $ 1,981
                                           ===================================================================================

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
PREMIER BANCSHARES, INC. AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheets of PREMIER BANCSHARES, INC. AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Central and Southern Holding Company, Citizens Gwinnett Bankshares, Inc. and Lanier Bank & Trust Company, three companies which were pooled with Premier Bancshares, Inc. 1997 and 1998, as explained in Note 2 to the consolidated financial statements, which statements are included in the restated 1996 financial statements and reflect total assets of $453.2 million and $375.4 million as of December 31, 1996 and 1995, respectively, and total revenues of $35.4 million, $30.1 million and $28.6 million for the three years in the period ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Central and Southern Holding Company, Citizens Gwinnett Bankshares, Inc. and Lanier Bank & Trust Company, is based solely on the report of the other auditors.

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

                                     /s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 31, 1997, except for Note 2 as to which the date is
 June 23, 1997, December 12, 1997, June 9, 1998, July 1,
 1998 and July 2, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Central and Southern Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Central and Southern Holding Company and subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central and Southern Holding Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                             /s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
January 23, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Citizens Gwinnett Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Gwinnett Bankshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Gwinnett Bankshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    /s/ PORTER KEADLE MOORE, LLP


Atlanta, Georgia
February 4, 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
The Bank Holding Company and Subsidiaries
Griffin, Georgia

     We have audited the accompanying consolidated balance sheets of THE BANK HOLDING COMPANY AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank Holding Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.


                                     /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
January 29, 1998

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
BUTTON GWINNETT FINANCIAL CORPORATION AND SUBSIDIARY
LAWRENCEVILLE, GEORGIA

     We have audited the accompanying consolidated balance sheets of BUTTON GWINNETT FINANCIAL CORPORATION AND SUBSIDIARY as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Button Gwinnett Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
January 14, 1998, except for Note 14 as to which the date is February 5, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lanier Bank & Trust Company
Cumming, Georgia

     We have audited the accompanying balance sheets of Lanier Bank & Trust Company as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Lanier Bank & Trust Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lanier Bank & Trust Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements as of and for the year ended December 31, 1997, have been prepared assuming Lanier Bank & Trust Company will continue in existence in its current corporate structure and retain its bank charter. As discussed in Note B, on December 16, 1997, Lanier Bank & Trust Company entered into a definitive agreement to be merged into another financial institution. These financial statements do not include any adjustments that might result from Lanier Bank & Trust Company being merged into or acquired by another entity.



                                            Bricker & Melton, P.A.


January 16, 1998
Duluth, Georgia

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Financial Statements, Financial Statement Schedules and Exhibits

The following Consolidated Financial Statements of Premier Bancshares, Inc. are included in item 8:

Report of Independent Auditors of Premier Bancshares, Inc.

Consolidated Statements of Condition - December 31, 1997 and 1996

Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Report of Independent Auditors of Premier Bancshares, Inc.

Report of Independent Auditors of Central and Southern Holding Company

Report of Independent Auditors of Citizens Gwinnett Bankshares, Inc.

Report of Independent Auditors of The Bank Holding Company

Report of Independent Auditors of Button Gwinnett Financial Corporation

Report of Independent Auditors of Lanier Bank & Trust Company

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

Exhibit
 Number    Exhibit
-------    -------
3.1        Restated Articles of Incorporation.

3.2        Amended Restated Bylaws of Registrant.

4.1        Form of Common Stock Certificate (Incorporated by reference as
           Exhibit 4.1 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.1 Individual Director's Defined Benefit Plan Agreements, dated January 1, 1994, between First Alliance Bank and each of its directors (Incorporated by reference as Exhibit 10.6 to Premier's Form 10-K for the year ended December31, 1996).
10.2 First Alliance Bank 1995 Stock Option Plan, dated as of August 8, 1995 and amended as of March 12, 1996, and related form of employee incentive stock option agreement (Incorporated by reference as Exhibit 10.5 to Premier's Form 10-KSB for the fiscal year ended December 31, 1995).
10.3 Employment Agreement dated as of January 1, 1997 by and between Premier Lending and George S. Phelps (Incorporated by reference as
           Exhibit 10.5 to Premier's Form 10-K for the fiscal year ended December 31, 1996).
10.4 Premier Bancshares, Inc. 1997 Stock Option Plan, as amended (Incorporated by reference as Exhibit 99.1 to Premier's Form S-8 filed on July 21, 1998).
10.5 Agreement for Purchase of Certain Assets and Assumption of Certain Liabilities by and between The Central and Southern Bank of North Georgia, FSB and The Central and Southern Bank of Georgia dated August 11, 1997 (Incorporated by reference as Exhibit 10.21 to Premier's Form 10-Q for the quarter ended June 30, 1997).
10.6 Agreement and Plan of Merger by and among Premier Bancshares, Inc., Premier Bank and The Central and Southern Bank of North Georgia, FSB dated August 11, 1997 (Incorporated by reference as Exhibit 10.22 to Premier's Form 10-Q for the quarter ended June 30, 1997).
10.7 Amended and Restated Premier Bancshares, Inc. Director's Deferred Stock Unit Plan (Incorporated by reference from Appendix E to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.8 Agreement and Plan of Reorganization dated June 24, 1997, between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775)

10.9 First Amendment to Agreement and Plan of Reorganization dated July 24, 1997, between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A to the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.10 Second Amendment to Agreement and Plan of Reorganization dated September 15, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.11 Third Amendment to Agreement and Plan of Reorganization dated September 19, 1997 between Premier and Citizens Gwinnett (Incorporated by reference from Appendix A of the Joint Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement No. 333-36775).
10.12 Loan and Security Agreement dated June 12, 1997 by and among Premier, Premier Lending, Alliance Finance, Inc. and The Bankers Bank (Incorporated by reference from Exhibit 10.27 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.13 Agreement and Plan of Reorganization dated December 3, 1997 by and between Premier and The Bank Holding Company (Incorporated by reference from Exhibit 10.29 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.14 First Amendment to Agreement and Plan of Reorganization dated December 18, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.30 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.15 Second Amendment to Agreement and Plan of Reorganization dated December 23, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.31 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.16 Third Amendment to Agreement and Plan of Reorganization dated December 31, 1997 by and between Premier and BHC (Incorporated by reference from Exhibit 10.32 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.17 Fourth Amendment to Agreement and Plan of Reorganization dated January 15, 1998 by and between Premier and BHC (Incorporated by reference from Exhibit 10.33 of the Proxy Statement/Prospectus contained in Premier's Form S-4 Registration Statement 333-45601).
10.18 Agreement and Plan of Reorganization dated February 5, 1998, by and between Premier and Button Gwinnett Financial Corporation (Incorporated by reference from Exhibit 2.1 to Premier's Form 8-K dated February 5, 1998).
10.19 Employment Agreement dated July 1, 1998 by and among Premier, Premier Bank, The Bank of Gwinnett County and Glenn S. White dated July 1, 1998 (Incorporated by reference as Exhibit 10.2 to Premier's Form 10-Q filed on August 14, 1998).

10.20 Employment Agreement dated as of July 2, 1998, by and among First Community Bank of Henry County, Premier and Charles B. Blackmon (Incorporated by reference as Exhibit 10.7 to Premier's Form 10-Q filed on August 14, 1998).

10.21 Employment Agreement dated as of January 1, 1998 by and between Premier and Jo S. Hill (Incorporated by reference as Exhibit 10.8 to Premier's Form 10-Q filed on August 14, 1998).

10.22 Employment Agreement dated as of June 9, 1998 by and between Premier, Premier Bank and A. Lee Wilhelm (Incorporated by reference as Exhibit
           10.9 to Premier's Form 10-Q filed on August 14, 1998).

10.23 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Bank, Central and Southern Bank of Georgia and Michael E. Ricketson (Incorporated by reference as Exhibit 10.10 to Premier's Form 10-Q filed on August 14, 1998).

10.24 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Lending Corporation, Premier Bank and Darrell D. Pittard (Incorporated by reference as Exhibit 10.11 to Premier's Form 10-Q filed on August 14, 1998).

10.25 Employment Agreement dated effective as of July 1, 1998, by and between Premier, Premier Bank and Robert C. Oliver (Incorporated by reference as Exhibit 10.12 to Premier's Form 10-Q filed on August 14,
           1998).

10.26 Master Mortgage Warehouse Loan and Security Agreement by and between the Company, Premier Lending and SunTrust Bank, Central Florida National Association as Agent for Certain Lenders (Incorporated by reference as Exhibit 10.36 to Premier's Form 10-Q filed on August 15,
           1998).

21.1       Subsidiaries of Premier Bancshares, Inc.

23.1       Consent of Ernst & Young LLP

23.2       Consent of Mauldin & Jenkins, LLC

23.3       Consent of Porter Keadle Moore LLP

23.4       Consent of Porter Keadle Moore LLP

23.5       Consent of Mauldin & Jenkins, LLC

23.6       Consent of Mauldin & Jenkins, LLC

23.7       Consent of Bricker & Melton, P.A.

27.1       Financial Data Schedule (for SEC use only).


Reports on Form 8-K filed in the fourth quarter of 1998.

     On October 16, 1998, the Company filed an amendment to its Form 8-K filed on September 30, 1998, to add the opinions of auditors of two companies acquired by the Company in 1997 and the consents of such auditors.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PREMIER BANCSHARES, INC.

Date: March 24, 1999

                                      By:/s/ Darrell D. Pittard
                                         ----------------------
                                         Darrell D. Pittard, Chairman and
                                         Chief Executive Officer




        Signature                 Title                           Date
        ---------                 -----                           ----
/s/ N. Michael Anderson         Director                          March 24, 1999
-----------------------
N. Michael Anderson
/s/ George S. Carpenter         Director                          March 24, 1999
-----------------------
George S. Carpenter
/s/ James L. Coxwell, Sr.       Director                          March 24, 1999
-------------------------
James L. Coxwell, Sr.
/s/ Donald N. Ellis             Director                          March 24, 1999
---------------------
Donald N. Ellis
/s/ William M. Evans, Jr.       Director                          March 24, 1999
-------------------------
William M. Evans, Jr.
/s/ John H. Ferguson            Director                          March 24, 1999
---------------------
John H. Ferguson
/s/ Robert E. Flournoy III      Director                          March 24, 1999
--------------------------
Robert E. Flournoy III
/s/ James E. Freeman            Director                          March 24, 1999
----------------------
James E. Freeman
/s/ A. F. Gandy                 Director                          March 24, 1999
---------------
A. F. Gandy
/s/ Robin R. Howell             Director                          March 24, 1999
-------------------
Robin R. Howell
/s/ Billy H. Martin             Director                          March 24, 1999
-------------------
Billy H. Martin
/s/ C. Steve McQuaig            Director                          March 24, 1999
--------------------
C. Steve McQuaig
/s/ Robert C. Oliver            Director, President and Chief     March 24, 1999
--------------------            Operating Officer
Robert C. Oliver
/s/ Thomas E. Owen, Jr.         Director                          March 24, 1999
-----------------------
Thomas E. Owen, Jr.

/s/ Darrell D. Pittard          Chairman and Chief       March 24, 1999
----------------------          Executive Officer
Darrell D. Pittard              (Principal Executive
                                Officer)
/s/ James E. Sutherland         Director                 March 24, 1999
-----------------------
James E. Sutherland
/s/ John D. Stephens
--------------------            Director                 March 24, 1999
John D. Stephens

/s/ Michael E. Ricketson        Executive Vice           March 24, 1999
------------------------        President and Chief
Michael E. Ricketson            Financial Officer
                                (Principal Financial
                                and Accounting Officer)

/s/ John E. Aderhold            Director                 March 24, 1999
--------------------
John E. Aderhold