Form 10-Q
period 1999-03-31
PREMIER BANCSHARES INC /GA
filed 1999-05-17
CIK 836616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999
                                          --------------

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

                  Yes    X           No
                       ------           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at  April 5, 1999
Common stock, $1.00 par value                          26,102,257

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS




Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements........................  3

         Consolidated Condensed Statements of Condition (Unaudited) as of March 31, 1999 and December 31, 1998

         Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 1999 and 1998

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1999 and 1998

         Notes to Unaudited Consolidated Condensed Financial Statements



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 14


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K.................................. 15



Signatures................................................................. 15

Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements



                                      PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                                                     (Unaudited)
                                                                                      March 31,            December 31,
                                                                                         1999                  1998
                                                                                       ---------            ---------
                                                                                      (dollar amounts in thousands)
Assets
    Cash and due from banks                                                           $   72,290           $   58,021
    Interest-bearing deposits with other banks                                             8,999                8,262
    Federal funds sold                                                                    91,202              123,740
    Securities available-for-sale                                                        142,868              133,232
    Loans held for sale                                                                   78,025              124,900

    Loans                                                                              1,078,844            1,033,561
    Allowance for credit losses                                                          (14,374)             (14,080)
                                                                                       ---------            ---------
    Net loans                                                                          1,064,470            1,019,481

    Premises and equipment, net                                                           30,782               30,787
    Goodwill and other intangibles                                                         4,394                4,500
    Other real estate owned                                                                1,262                1,889
    Other assets                                                                          16,598               15,806
                                                                                       ---------            ---------
              Total assets                                                            $1,510,890           $1,520,618
                                                                                       =========            =========

Liabilities, redeemable preferred stock  and common
 stockholders' equity
    Deposits
              Noninterest-bearing                                                     $  181,619           $  187,998
              Interest-bearing                                                           986,963              991,964
                                                                                       ---------            ---------
              Total deposits                                                           1,168,582            1,179,962

    Federal funds purchased and securities sold under repurchase agreements               17,926               21,782
    Federal Home Loan Bank advances                                                       50,000                  ---
    Guaranteed preferred beneficial interests in the Company's subordinated               28,750               28,750
     debentures
    Other borrowings                                                                      93,029              140,089
    Other liabilities                                                                     12,843               11,496
                                                                                       ---------            ---------
              Total liabilities                                                        1,371,130            1,382,079

Redeemable preferred stock, par value $60, 2,000,000 shares authorized, 40,770
 shares issued and outstanding                                                             2,446                2,446

Common stockholders' equity:
    Common stock, $1 par value; 60,000,000 shares authorized; 26,102,257 and
     26,000,409 shares issued at March 31, 1999 and December 31, 1998,                    26,102               26,000
     respectively

    Capital surplus                                                                       55,270               54,730
    Treasury stock, at cost (83,900 shares at March 31, 1999)                             (1,544)                 ---
    Retained earnings                                                                     57,619               54,986
    Accumulated other comprehensive (loss) income                                           (133)                 377
                                                                                       ---------            ---------
              Total Stockholders' equity                                                 137,314              136,093
                                                                                       ---------            ---------

              Total liabilities and stockholders' equity                              $1,510,890           $1,520,618
                                                                                       =========            =========

           See notes to consolidated condensed financial statements.

                                                  PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                 (Unaudited)
                                                                                                   Three Months Ended
                                                                                                      March 31,
                                                                                                 1999               1998
                                                                                              ----------         ----------
                                                                                               (dollar amounts in thousands,
                                                                                                   except per share data)
Interest Income:
     Loans, including fees                                                                   $    25,961        $    22,806
     Investment securities:
            Taxable                                                                                1,907              2,490
            Tax-exempt                                                                               145                322
     Federal funds sold                                                                            1,026              1,145
                                                                                              ----------         ----------
            Total interest income                                                                 29,039             26,763

Interest Expense:
     Deposits                                                                                     11,010             11,454
     Other borrowings                                                                              2,611              1,201
                                                                                              ----------         ----------
            Total interest expense                                                                13,621             12,655
     Net interest income                                                                          15,418             14,108
     Provision for credit losses                                                                     405                 45
                                                                                              ----------         ----------
     Net interest income after provision for credit losses                                        15,013             14,063

Other Income:
     Service charges on deposit accounts                                                           1,149              1,142
     Securities transactions, net                                                                     27                ---
     Mortgage banking activities                                                                   7,342              5,988
     Other noninterest income                                                                      1,641              1,438
                                                                                              ----------         ----------
            Total other income                                                                    10,159              8,568
Other Expenses:
     Salaries and employee benefits                                                                9,291              8,679
     Net occupancy and equipment expense                                                           2,093              1,854
     Merger related expenses                                                                         280                 17
     Other noninterest expense                                                                     4,517              3,562
                                                                                              ----------         ----------
             Total other expenses                                                                 16,181             14,112
                                                                                              ----------         ----------
Income before income taxes                                                                         8,991              8,519
Income taxes                                                                                       3,215              2,830
                                                                                              ----------         ----------
Net income                                                                                   $     5,776        $     5,689
                                                                                              ==========         ==========
Per Share Information:
     Earnings per share - Basic                                                              $      0.22        $      0.22
     Weighted average common shares outstanding - Basic                                      $26,047,218        $25,749,889
     Earnings per share  Diluted                                                             $      0.22        $      0.22
     Weighted average common shares outstanding  Diluted                                     $26,528,334        $26,100,000
     Dividends declared per share                                                            $      0.09        $      0.13

           See notes to consolidated condensed financial statements.

                                                  PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                 (Unaudited)
                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                 1999                   1998
                                                                                             --------------        ---------------
                                                                                                  (dollar amounts in thousands,
                                                                                                     except per share data)
Cash flows from operating activities
  Net income                                                                                       $  5,776               $  5,689
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
          Provision for credit losses                                                                   405                     45
          Depreciation expense                                                                          722                    780
          Amortization and accretion, net                                                               212                     94
          Gain on sale of premises and equipment                                                       (213)                  (560)
          Gain on sale of securities                                                                    (27)                   ---
          Net decrease (increase) in loans held for sale                                             46,875                (13,894)
          Decrease (increase) in other assets                                                           898                 (1,114)
          Decrease in other liabilities                                                                (917)                  (836)
                                                                                                    -------                -------
       Net cash provided by (used in)  operating activities                                          53,731                 (9,796)

Cash flows from investing activities
   (Decrease) increase in interest bearing deposits                                                    (737)                 2,989
   Proceeds from maturities and paydowns of investment securities available-for-sale                 23,656                 18,288
   Proceeds from maturities and paydowns of investment securities held-to-maturity                      ---                  7,992
   Proceeds from  sales of investment securities available-for-sale                                     527                     --
   Purchases of investment securities available-for-sale                                            (34,461)                (1,000)
   Purchases of investment securities held-to-maturity                                                  ---                 (1,598)
   Net increase in loans                                                                            (45,394)               (25,501)
   Decrease (increase) in federal funds sold, net                                                    32,538                (25,356)
   Purchases of premises and equipment                                                                 (671)                   (45)
   Proceeds from sales of OREO                                                                          820                    245
                                                                                                    -------                -------
       Net cash used in investing activities                                                        (23,722)               (23,986)

Cash flows from financing activities
   Net (decrease) increase in deposits                                                              (11,380)                41,654
   Net decrease in repurchase agreements                                                             (3,856)                  (854)
   Net increase in Federal Home Loan Bank advances                                                   50,000                    ---
   Net decrease in other borrowings                                                                 (47,060)                (4,835)
   Dividends paid                                                                                    (2,541)                (2,651)
   Purchase of treasury stock                                                                        (1,544)                   ---
   Proceeds from exercise of stock options                                                              641                    338
                                                                                                    -------                -------
       Net cash (used in) provided by financing activities                                          (15,740)                33,652

       Net increase in cash and cash equivalents                                                     14,269                   (130)
Cash and due from banks, beginning of period                                                         58,021                 51,882
Cash and due from banks, end of period                                                             $ 72,290               $ 51,752
                                                                                                    =======                =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                                     $ 14,231               $ 15,652
                                                                                                    =======                =======
      Income taxes                                                                                 $  1,742               $  2,066
                                                                                                    =======                =======

           See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed four mergers in 1998 accounted for as poolings of interests. The accompanying consolidated condensed financial information has been restated for the three months ended March 31, 1998 to reflect the effect of these mergers as if they had taken place on January 1, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2.    BUSINESS COMBINATIONS

Completed Combinations

On December 17, 1998 the Company completed a business combination with Frederica Bank & Trust ("Frederica") by exchanging 1,013,500 shares of the Company's common stock for all of the common stock of Frederica. The combination was accounted for as a pooling of interests and, accordingly the financial statements reflect the combination as if it took place on January 1, 1998. All prior period consolidated financial statements have been restated to include the results of Frederica.

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


Pending Combinations

On April 6, 1999, the Company announced that a definitive merger agreement had been entered into with North Fulton Bancshares, Inc. ("North Fulton"). As of December 31, 1998, North Fulton had total assets of $173,600,000, and for the year ended December 31, 1998, had revenue and net income of $15,608,000 and $1,417,000, respectively. The merger is expected to close in the third quarter of 1999 and is expected to be accounted for as a pooling of interests.

On April 20, 1999, the Company announced that a definitive merger agreement had been entered into with Farmers & Merchants Bank ("Farmers"). As of December 31, 1998, Farmers had total assets of $165,981,000, and for the year ended December 31, 1998, had revenue and net income of $13,048,000 and $2,600,000, respectively. The merger is expected to close in June of 1999 and is expected to be accounted for as a pooling of interests.

Note 3.  STOCKHOLDERS' EQUITY

The Company declared a three-for-two stock split on January 8, 1998 for stockholders of record as of January 23, 1998.

On January 23, 1998, the Company declared a quarterly cash dividend of $0.08 per share payable shareholders of record as of February 12, 1998. The dividend was paid on February 27, 1998.


On January 21, 1999, the Company declared a quarterly cash dividend of $0.09 per share payable to shareholders of record as of February 12, 1999. The dividend was paid on February 26, 1999.

On April 13, 1999, the Company declared a quarterly cash dividend of $0.09 per share payable to shareholders of record as of April 27, 1999. The dividend was paid on May 10, 1999.


Note 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the Company's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact on the Company's financial position or results of operations.


Note 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 1999 have been restated to reflect the business combinations accounted for as poolings of interests.

The following tables sets forth the computation of basic and diluted earnings per share:

                                                                               Quarter ended March 31,
                                                                               1999                1998
                                                                      ---------------------------------------
                                                                        (In thousands, except per share data)
                Numerator:
                  Net income                                                        $ 5,776             $ 5,689
                  Preferred stock dividends                                             (49)                (49)
                                                                        ---------------------------------------
                  Net income available to common shareholders                       $ 5,727             $ 5,640
                                                                        =======================================
                Denominator:
                  Denominator for basic earnings per share - weighted                26,047              25,750
                  average shares
                  Effect of dilutive securities - stock options                         481                 350
                  Denominator for diluted earnings per share - adjusted
                  weighted average shares and assumed conversions                    26,528              26,100
                                                                        =======================================
                Net income per share of common stock                                $  0.22             $  0.22
                                                                        ---------------------------------------
                Net income per share of common stock - diluted                      $  0.22             $  0.22
                                                                        =======================================


Note 6.  OTHER COMPREHENSIVE INCOME

Total comprehensive income was $5,266,000 and $6,553,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's components of other comprehensive income consist solely of unrealized gains and losses on securities classified as available for sale and reclassification adjustments for securities gains and losses included in net income.

Note 7.  BUSINESS SEGMENT INFORMATION

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


                                 Community        Mortgage
                                  Banking         Lending       Eliminations       Total
                             ---------------------------------------------------------------------------
                                                (dollars in thousands)
Three months ended March 31, 1999:
--------------------------------------------------------------------------------------------------------
Net interest income            $   14,240           $    773                        -         $  $15,013
Other income                        2,437              7,769                      (47)            10,159
Other expenses                    (10,438)            (5,790)                      47            (16,181)
Income before income taxes     $    6,239           $  2,752                        -         $    8,991
========================================================================================================
Average total assets           $1,339,667           $118,685                                  $1,458,352
========================================================================================================
Three months ended March 31, 1998:
--------------------------------------------------------------------------------------------------------
Net interest income            $   13,895           $    168                        -         $   14,063
Other income                        2,409              6,159                                       8,568
Other expenses                     (9,907)            (4,205)                                    (14,112)
Income before income taxes         $6,397           $  2,122                        -             $8,519
========================================================================================================
Average total assets           $1,285,309           $ 20,337                                  $1,305,646
========================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At March 31, 1999, the Company had five subsidiaries: Premier Bank ("Premier Bank"), Premier Lending Corporation ("Premier Lending"), First Community Bank of Henry County ("Henry"), The Bank of Spalding County ("Spalding") and Frederica Bank and Trust ("Frederica") (collectively, the "Subsidiaries"). The Company merged Central and Southern Bank of Georgia into Premier Bank during the first quarter of 1999 and expects to merge Henry, Spalding, and Frederica with and into Premier Bank in the second quarter of 1999. The Company was incorporated in 1988 under the laws of the State of Georgia.

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

Through its four wholly-owned financial institution subsidiaries, the Company operates over 36 banking offices located in the Atlanta metropolitan area and in northern, central and coastal Georgia. In these markets, the Subsidiaries provide a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts.

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

Acquisitions of unaffiliated financial institutions during the past two years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1998, the Company acquired Lanier Bank & Trust Company, a Georgia bank; on July 1, 1998, the Company acquired Button Gwinnett Financial Corporation, a bank holding company; on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company; and on December 17, 1998, the Company acquired Frederica Bank & Trust, a Georgia bank. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

On April 6, 1999, the Company announced that a definitive merger agreement had been entered into with North Fulton Bancshares, Inc. ("North Fulton"). On April 20, 1999, the Company announced that a definitive merger agreement had been entered into with Farmers & Merchants Bank ("Farmers"). These merger are expected to close by the third quarter of 1999 and are expected to be accounted for as a poolings of interests.


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

Financial Condition

At the end of the first quarter of 1999, total assets decreased $9,728,000 or 0.6% from December 31, 1998. Total loans (excluding mortgage loans held for sale), increased $45,283,000 or 4.4% from December 31, 1998. The increase in loans is primarily attributable to increased demand for loans in the markets that the Company serves. Mortgage loans held for sale decreased $46,875,000 or 37.5% during the same period, as the volume of loans sold to correspondent mortgage investors increased during the first quarter of 1999. Federal funds sold decreased $32,538,000 or 26.3% from December 31, 1998 to March 31, 1999. Securities available-for-sale increased $9,636,000 or 7.2% during the same period.

Total deposits decreased $11,380,000, or 1.0% for the quarter due to in part a program to reduce the cost of deposits. Federal home loan bank advances increased $50,000,000 as the Company initiated a plan to supplement deposits with lower cost funding. Other borrowings decreased by $47,060,000 or 33.6% as the result of decreases in the warehouse line of credit resulting from lower outstanding mortgage loans held for sale at period end. Total liabilities decreased by $10,949,000 or 0.8% from December 31, 1998 to March 31, 1999.

Results of Operations

For the three-month period ended March 31, 1999 the Company recorded net income of $5,776,000 as compared to $5,689,000 for the same period in 1998. This $87,000 or 1.5% increase is due primarily to the following:

  Net interest income increased $1,310,000.
  Provision for credit losses increased $360,000.
  Total other income increased $1,591,000.
  Total other expense increased $2,069,000.
  Income tax expense increased $385,000.

The reasons for these changes are discussed more fully below.


Net Interest Income
-------------------

Net interest income increased $1,310,000 or 9.3% for the three month period ended March 31, 1999 compared to the same period in 1998, due to an increase in average earning assets. Average earning assets increased by approximately $148,000,000 while average interest-bearing liabilities increased by approximately $129,000,000. Yields on earning assets decreased by 30 basis points and costs of interest-bearing liabilities decreased by 24 basis points. The net interest margin declined to 4.65% in the first quarter of 1999 from 4.77% in the same period of 1998.


Provision for Credit Losses
---------------------------

The Company recorded a provision for credit losses of $405,000 for the first quarter of 1999. The Company had net charge-offs during the quarter of $111,000. Management will continue to monitor and adjust the level of the allowance for credit losses in relation to net charge-offs, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.

                                            ASSET QUALITY
                                                March 31,         December 31,
                                                   1999               1998            Change           Percentage
                                           ---------------------------------------------------------------------------
                                                                       (dollars in thousands)
Past due loans                                         $   10             $   14        $    (4)                (28.6)%
Nonaccrual loans                                        2,939              3,843           (904)                (23.5)%
                                           ---------------------------------------------------------------------------
    Total nonperforming loans                           2,949              3,857           (908)                (23.5)%

Other real estate owned                                 1,262              1,889           (627)                (33.2)%
   Total nonperforming assets                          $4,211             $5,746        $(1,535)                (26.7)%
                                           ===========================================================================

Nonperforming loans/Total loans                          0.27%              0.37%
Nonperforming assets/Total assets                        0.28%              0.38%


The table above illustrates the changes in the level of nonperforming assets from December 31, 1998 to March 31, 1999. The level of nonperforming assets at March 31, 1999 decreased slightly from December 31, 1998. Management anticipates the levels of nonperforming loans and assets will remain at relatively low levels.


Other Income
------------

The Company's main sources of other income are from mortgage banking activities
and service charges on deposit accounts.   Other income increased substantially
in the first quarter of 1999 compared to the same period in 1998. Income from mortgage banking activities increased $1,354,000 for the three months ended March 31, 1999 compared to the same period in 1998 due to an increased volume of mortgage loan originations resulting from the continued strong housing demand in the Company's markets and the low interest rate environment.


Other Expense
-------------

Other expense increased substantially for the three month period ended March 31, 1999 compared to the same period in 1998. Salaries and employee benefits expense increased primarily due to increased commissions on mortgage loan originations. Occupancy expense also increased due to the Company's opening of two new branches of a subsidiary bank during the third quarter of 1998. Merger expenses were $280,000 related to the completion of the acquisition of Frederica Bank. Other operating expense increased $955,000 over 1998 as the Company continues to merge the group of banks acquired during the same period in 1998 into the lead bank located in Atlanta, Georgia. All of the subsidiaries, other than Premier Lending, are expected to be merged into Premier Bank by the end of the second quarter of 1999.


Income Tax Expense
------------------

Income tax expense increased 385,000 or 13.6% for the three months ended March 31, 1999 compared to the same period in 1998. The effective tax rate for first quarter of 1999 was 35.8% versus 33.2% for the same period in 1998. The Company's effective tax rate increased due to the nondeductibility of certain merger expenses and a decrease in tax exempt interest income.

Interest Rate Sensitivity Management

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The current Gap analysis indicates that the Company is somewhat asset sensitive in relation to changes in market interest rates.

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

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for liquidity needs. Investment securities that contractually mature within one year total approximately $39 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $65 million. Maturities in the loan portfolio also provide a steady flow of funds. At March 31, 1999, the loan-to-deposit ratio (excluding loans held for sale) was 92.3%.

The Company has a revolving line of credit with a nonaffiliated institution bearing interest at 30 day LIBOR plus 85 basis points. This rate adjusts monthly and is payable quarterly. The outstanding balance is secured by 50% of the stock of each banking subsidiary of the Company. The Company's warehouse line of credit is with a nonaffiliated institution and bears interest at the Federal Funds rate plus an index based on the Company's various mortgage loan tranches. This rate is adjusted daily and is payable monthly. This line matures on June 1, 1999 and is secured by an assignment of first security interest in certain mortgage loans. In connection with its lines of credit, the Company has agreed, among other covenants, to maintain earnings, reserves for credit losses, and capital at certain minimum levels.

The Company began taking Federal Home Loan Bank ("FHLB") advances during the first quarter of 1999. FHLB advances totaled $50 million at March 31, 1999.
The advances mature at various dates in 2004 and bear interest payable quarterly at fixed rates ranging from 4.84% to 5.12%. Advances are collateralized by a blanket floating lien on qualifying first mortgage loans.


Stockholders' Equity

The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 9.1% at March 31, 1999, compared to 8.9% at December 31, 1998.

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

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve has adopted a final rule which provides that the minimum ratio of Tier I capital to total assets less goodwill (the "leverage ratio") for the most highly-rated bank holding companies is 3.0%. The minimum leverage ratio for all other bank holding companies is 4.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth are expected to maintain capital ratios well above the minimum levels.

                                 Capital Levels

                                                            March 31,           Minimum
                                                              1999            Requirement
                                                        --------------    ----------------
Tier I Capital Leverage Ratio                                    11.48%                3.0%
Tier I Risk-based Capital Ratio                                  14.46%                4.0%
Tier II Risk-based Capital Ratio                                  1.21%
                                                        --------------    ----------------
Total Risk-based Capital Ratio                                   15.67%                8.0%
                                                        ==============    ================


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

Year 2000

With respect to its internal systems, the Company is taking steps to prepare both its information technology systems and its other equipment and machinery
for the Year 2000 date change.   The Company is currently in the process of
consolidating the recently acquired banks. Current data processing conversion schedules provide for all currently owned banks to be processed by a common Year 2000 certified processor by May 1999. The data processing service provider for the banking subsidiaries has given the Company guarantees of Year 2000 compliance on core loan, deposit and accounting related programming. Testing of the service provider was completed during the third quarter of 1998 with test results proving that accurate calculations will continue through the year 2000 and beyond. With these test results, the Company's Year 2000 efforts are considered to be substantially complete for core banking applications. Year 2000 upgrades to the ATM machines are under contract and were completed in the first quarter of 1999 as further versions of compliant software were released. Testing of file servers and personal computers and networks is in process for recent acquisitions with replacement and upgrades of mission critical components complete and non-mission critical computers scheduled to be upgraded during 1999.

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

The Company determined during the first quarter of 1999 that it was necessary for the Company to reassess and validate the Year 2000 readiness of its non-bank subsidiary, Premier Lending, and to improve the documentation relating to such readiness. The Company is in the process of revising and updating the Year 2000 plan for Premier Lending and has engaged an outside consultant to assist in documenting the level of readiness. The testing of internal systems, the review of third parties with whom a material relationship may exist, and the development of Year 2000 business resumption contingency plans have been undertaken at Premier Lending and will be completed during the second quarter of 1999. However, further testing, assessment of third party risks, and modification of contingency plans will continue to be undertaken during 1999 with respect to Premier Lending to the extent deemed necessary by the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 300 basis points over a 24-month horizon, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


  a.   Exhibits


  27.1   Financial Data Schedule.

  b.   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PREMIER BANCSHARES, INC.
-------------------------
Registrant



Date May 13, 1999                Darrell D. Pittard
     ------------                -------------------
                                 Darrell D. Pittard
                                 Chief Executive Officer


Date May 13, 1999                Michael E. Ricketson
     ------------                ---------------------
                                 Michael E. Ricketson
                                 Chief Accounting Officer