Form 10-Q
period 1999-06-30
PREMIER BANCSHARES INC /GA
filed 1999-08-16
CIK 836616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999
                                               -------------


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

             Yes    X           No ____
             ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at  July 30, 1999
Common stock, $1.00 par value                              26,167,965

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I.   Financial Information



Item 1.   Consolidated Condensed Financial Statements...........................................................  3

            Consolidated Condensed Statements of Condition (Unaudited) as of
            June 30, 1999 and December 31, 1998

            Consolidated Condensed Statements of Income (Unaudited) for the
            Three Months Ended June 30, 1999 and 1998

            Consolidated Condensed Statements of Income (Unaudited) for the Six
            Months Ended June 30, 1999 and 1998

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
            Six Months Ended June 30, 1999 and 1998

            Notes to Unaudited Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................. 15


Part II.   Other Information

Item 4. Submission of Matters to a Vote of Securities Holders................................................... 16

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 16

Signatures...................................................................................................... 17


Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements



                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                           June 30,               December 31,
                                                                                             1999                     1998
                                                                                     -------------------        ---------------
                                                                                             (dollar amounts in thousands)
Assets
    Cash and due from banks                                                                 $   37,965             $   58,021
    Interest-bearing deposits with other banks                                                     445                  8,262
    Federal funds sold                                                                          73,943                123,740
    Securities available-for-sale                                                              165,622                133,232
    Loans held for sale                                                                         67,908                124,900

    Loans                                                                                    1,107,550              1,033,561
    Allowance for credit losses                                                                (14,845)               (14,080)
                                                                                       ---------------        ---------------
    Net loans                                                                                1,092,705              1,019,481

    Premises and equipment, net                                                                 30,047                 30,787
    Goodwill and other intangibles                                                               4,287                  4,500
    Other real estate owned                                                                      1,896                  1,889
    Other assets                                                                                18,346                 15,806
                                                                                       ---------------        ---------------

               Total assets                                                                 $1,493,164             $1,520,618
                                                                                       ===============        ===============

Liabilities, redeemable preferred stock  and common stockholders'
 equity
    Deposits
               Noninterest-bearing                                                          $  175,523             $  187,998
               Interest-bearing                                                                986,126                991,964
                                                                                       ---------------        ---------------
               Total deposits                                                                1,161,649              1,179,962

    Federal funds purchased and securities sold under repurchase agreements                     30,106                 21,782
    Federal Home Loan Bank advances                                                             50,000                    ---
    Guaranteed preferred beneficial interests in the Company's subordinated                     28,750                 28,750
     debentures
    Other borrowings                                                                            72,537                140,089
    Other liabilities                                                                            9,806                 11,496
                                                                                       ---------------        ---------------
               Total liabilities                                                             1,352,848              1,382,079

Redeemable preferred stock, par value $60, 2,000,000 shares authorized, 40,770 shares
 issued and outstanding                                                                          2,446                  2,446

Common stockholders' equity:
    Common stock, $1 par value; 60,000,000 shares authorized; 26,167,265 and
     26,000,409 shares issued at June 30, 1999 and December 31, 1998, respectively              26,167                 26,000

    Capital surplus                                                                             55,409                 54,730
    Treasury stock, at cost (83,900 shares at June 30, 1999)                                    (1,671)                   ---
    Retained earnings                                                                           59,100                 54,986
    Accumulated other comprehensive (loss) income                                               (1,135)                   377
                                                                                       ---------------        ---------------
               Total stockholders' equity                                                      137,870                136,093
                                                                                       ---------------        ---------------

               Total liabilities and stockholders' equity                                   $1,493,164             $1,520,618
                                                                                       ===============        ===============

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                  Three Months Ended
                                                                                         June 30,
                                                                                 1999               1998
                                                                              ------------      -----------
                                                                    (dollar amounts in thousands, except per share data)
Interest Income:
     Loans, including fees                                                      $26,798             $24,689
     Investment securities:
             Taxable                                                              2,051               2,789
             Tax-exempt                                                             132                 195
     Federal funds sold                                                           1,627               1,096
                                                                             ------------         -----------
             Total interest income                                               30,608              28,769

Interest Expense:
     Deposits                                                                    11,322              11,814
     Other borrowings                                                             3,346               1,732
                                                                            ------------         -----------
             Total interest expense                                              14,668              13,546

     Net interest income                                                         15,940              15,223
     Provision for credit losses                                                    520                 165
                                                                            ------------         -----------
     Net interest income after provision for credit losses                       15,420              15,058

Other Income:
     Service charges on deposit accounts                                          1,117                 950
     Securities transactions, net                                                     2                  15
     Mortgage banking activities                                                  6,212               6,744
     Other noninterest income                                                     1,401               2,274
                                                                           ------------         -----------
Total other income                                                                8,732               9,983

Other Expenses:
     Salaries and employee benefits                                              10,108               9,537
     Net occupancy and equipment expense                                          2,029               2,000
     Merger related expenses                                                        551                 360
     Other noninterest expense                                                    4,509               3,816
             Total other expenses                                                17,197              15,713
                                                                            ------------         -----------
Income before income taxes                                                        6,955               9,328
Income taxes                                                                      3,064               2,886
                                                                            -----------          -----------
Net income                                                                  $     3,891          $    6,442
                                                                            ============         ===========
Per Share Information:
     Earnings per share  Basic                                              $      0.15          $     0.25
     Weighted average common shares outstanding  Basic                       26,032,858          25,709,615

     Earnings per share  Diluted                                                   0.15          $     0.25
     Weighted average common shares outstanding  Diluted                     26,397,251          26,162,373

     Dividends declared per share                                           $      0.09          $     0.14

See notes to consolidated condensed financial statements.

                 PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          1999                   1998
                                                                      --------------         ------------
                                                                   (dollar in thousands, except per share data)

Interest Income:
     Loans, including fees                                            $ 52,759                 $  47,495
     Investment securities:
                Taxable                                                  3,958                     5,279
                Tax-exempt                                                 277                       517
     Federal funds sold                                                  2,653                     2,241

                Total interest income                                   59,647                    55,532
                                                                      -----------              -----------
Interest Expense:
     Deposits                                                           22,332                    23,268
     Other borrowings                                                    5,957                     2,933
                                                                      -----------              -----------
                Total interest expense                                  28,289                    26,201

     Net interest income                                                31,358                    29,331
     Provision for credit losses                                           925                       210
                                                                      -----------              -----------
     Net interest income after provision for credit losses              30,433                    29,121

Other Income:
     Service charges on deposit accounts                                 2,266                     2,092
     Securities transactions, net                                           29                        15
     Mortgage banking activities                                        13,554                    12,732
     Other noninterest income                                            3,042                     3,712
                                                                     -----------              -----------
                Total other income                                      18,891                    18,551

Other Expenses:
     Salaries and employee benefits                                     19,399                    18,216
     Net occupancy and equipment expense                                 4,122                     3,854
     Merger related expenses                                               831                       377
     Other noninterest expense                                           9,026                     7,378
                                                                     ---------                ----------
                Total other expenses                                    33,378                    29,825
                                                                     -----------              -----------
Income before income taxes                                              15,946                    17,847
Income taxes                                                             6,279                     5,716
                                                                     -----------              -----------
Net income                                                           $   9,667                $   12,131
                                                                     ============             ===========
Per Share Information:
     Earnings per share - Basic                                     $     0.37                $     0.47
     Weighted average common shares outstanding - Basic             26,012,132                25,672,237

     Earnings per share  Diluted                                    $     0.36                 $    0.47
     Weighted average common shares outstanding - Diluted           26,462,430                26,085,789

     Dividends declared per share                                   $     0.18                 $    0.17


See notes to consolidated condensed financial statements.

                                                    PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                                  1999         1998
                                                                                                ---------  ---------
                                                                                       (dollar amounts in thousands, except
                                                                                                  per share data)
Cash flows from operating activities
  Net income                                                                                 $   9,667     $  12,131
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                                              925           210
          Depreciation expense                                                                   1,429         1,601
          Amortization and accretion, net                                                          143           304
          Gain on sale of premises and equipment                                                  (393)       (1,195)
          Gain on sale of securities                                                               (29)          (15)
          (Gain) loss on sale of other real estate owned                                          (162)           19
          Net decrease in loans held for sale                                                   56,992        11,543
          Increase in other assets                                                              (2,079)       (5,605)
          (Decrease) increase in other liabilities                                              (1,690)          739
                                                                                              ---------    -----------
       Net cash provided by operating activities                                                64,803        19,732

Cash flows from investing activities
   Decrease in interest bearing deposits                                                         7,817         2,516
   Proceeds from maturities and paydowns of investment securities available-for-sale            47,766        42,775
   Proceeds from maturities and paydowns of investment securities held-to-maturity                ---         13,247
   Proceeds from sales of investment securities available-for-sale                                 527         1,000
   Purchases of investment securities available-for-sale                                       (83,275)      (39,492)
   Purchases of investment securities held-to-maturity                                            ---         (5,112)
   Net increase in loans                                                                       (75,172)      (81,066)
   Decrease (increase) in federal funds sold, net                                               49,797       (29,585)
   Purchases of premises and equipment                                                          (2,179)       (3,160)
   Proceeds from sales of premises and equipment                                                 1,883         1,047
   Sale of bank branch                                                                            -           (7,122)
   Proceeds from sales of other real estate owned                                                1,178           770
                                                                                              -----------  -----------
       Net cash used in investing activities                                                   (51,658)     (104,182)

Cash flows from financing activities
   Net (decrease) increase in deposits                                                         (18,313)       61,640
   Net increase (decrease) in repurchase agreements                                              8,324        (8,456)
   Net increase (decrease) in FHLB advances                                                     50,000        (1,000)
   Net (decrease) increase in other borrowings                                                 (67,552)       37,379
   Dividends paid                                                                               (4,990)       (4,132)
   Purchase of treasury stock                                                                   (1,671)         ---
   Proceeds from exercise of stock options                                                       1,001         1,070
                                                                                              -----------  -----------
       Net cash (used in) provided by financing activities                                     (33,201)       86,501

       Net (decrease) increase in cash and cash equivalents                                    (20,056)        2,051
Cash and due from banks, beginning of period                                                    58,021        51,881
Cash and due from banks, end of period                                                        $ 37,965     $  53,932
                                                                                             ===========   =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                               $  29,483     $  26,017
                                                                                             ===========   =========
      Income taxes                                                                           $   7,938     $   7,108
                                                                                             ============  ==========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed four mergers in 1998 accounted for as poolings of interests. The accompanying consolidated condensed financial information has been restated for the three months and six months ended June 30, 1998 to reflect the effect of these mergers as if they had taken place on January 1, 1998. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Pending Combinations

On May 20, 1999, the Company announced that a definitive merger agreement had been entered into with Bank Atlanta ("Bank Atlanta"). As of December 31, 1998, Bank Atlanta had total assets of $79,447,000, and for the year ended December 31, 1998, had revenue and net income of $7,346,000 and $1,405,000, respectively. The merger is expected to close in the third quarter of 1999 and is expected to be accounted for as a pooling of interests.

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

On July 22, 1999, the Company declared a quarterly cash dividend of $.09 per share payable to shareholders of record as of August 5, 1999. The dividend is to be paid on August 19, 1999.


Note 4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement 137"), which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The adoption is not expected to result in a material financial impact on the Company's financial position or results of operations.


Note 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 1999 have been restated to reflect the business combinations accounted for as poolings of interests.

The following tables set forth the computation of basic and diluted earnings per share:

                                                                                    Quarter ended June 30,
                                                                                    1999                 1998
                                                                       ---------------------------------------------
                                                                          (In thousands, except per share data)
                 Numerator:
                   Net income                                                         $ 3,891              $ 6,442
                   Preferred stock dividends                                              (49)                 (49)
                                                                       ---------------------------------------------
                   Net income available to common shareholders                        $ 3,842              $ 6,393
                                                                       =============================================

                 Denominator:
                   Denominator for basic earnings per share - weighted                 26,033               25,710
                   average shares
                   Effect of dilutive securities - stock options                          364                  452
                   Denominator for diluted earnings per share - adjusted
                    weighted average shares and assumed conversions                    26,397               26,162

                                                                       =============================================

                 Net income per share of common stock                               $    0.15              $  0.25
                                                                       ---------------------------------------------
                 Net income per share of common stock-diluted                       $    0.15              $  0.25
                                                                       =============================================


                                                                                     Six Months ended June 30,
                                                                                      1999                1998
                                                                       ---------------------------------------------

                                                                          (In thousands, except per share data)
                 Numerator:
                   Net income                                                         $ 9,667              $12,131
                   Preferred stock dividends                                              (98)                 (98)
                                                                       ---------------------------------------------
                 Net income available to common shareholders                          $ 9,569              $12,033
                                                                       =============================================

                 Denominator:
                   Denominator for basic earnings per share - weighted                 26,012               25,672
                   average shares
                   Effect of dilutive securities - stock options                          450                  414
                   Denominator for diluted earnings per share - adjusted
                    weighted average shares and assumed conversions                    26,462               26,086

                                                                       =============================================

                 Net income per share of common stock                               $    0.37              $  0.47
                                                                       ---------------------------------------------
                 Net income per share of common stock-diluted                       $    0.36              $  0.47
                                                                       =============================================

Note 6.  OTHER COMPREHENSIVE INCOME

Total comprehensive income was $2,889,000 and $6,256,000 for the quarter ended June 30, 1999 and 1998, respectively, and $8,155,000 and $12,809,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's components of other comprehensive income consist solely of unrealized gains and losses on securities classified as available for sale and reclassification adjustments for securities gains and losses included in net income.


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


                                                 Community          Mortgage
                                                 Banking            Lending         Eliminations      Total

                                           ------------------------------------------------------------------
                                                                   (dollars in thousands)

Three months ended June 30, 1999:
---------------------------------

Net interest income                       $     14,747             $    673              -          $   15,420
Other income                                     2,220                6,563             (51)             8,732
Other expenses                                 (11,183)              (6,065)             51            (17,197)
                                          ----------------------------------------------------------------------
Income before income taxes                $      5,784             $  1,171              -          $    6,955
                                          =====================================================================

Average total assets                      $  1,480,288             $109,544                         $1,589,832
                                           ====================================================================

Three months ended June 30, 1998:
--------------------------------
Net interest income                       $     14,867             $    191              -          $   15,058
Other income                                     2,931                7,052              -               9,983


Other expenses                                 (10,686)              (5,027)             -             (15,713)

Income before income taxes                $      7,112             $  2,216              -          $    9,328
                                          =====================================================================
Average total assets                      $1,  374,026            $  52,932                         $1,426,958

                                          ======================================================================


                                                 Community        Mortgage
                                                 Banking          Lending         Eliminations       Total

                                          ------------------------------------------------------------------
                                                                   (dollars in thousands)

Three months ended June 30, 1999:
---------------------------------

Net interest income                       $     28,987             $  1,446              -          $   30,433
Other income                                     4,657                6,563             (98)            18,981
Other expenses                                 (21,621)             (11,855)             98            (33,378)
                                          ---------------------------------------------------------------------
Income before income taxes                $     12,023             $  3,923              -          $   15,946
                                          =====================================================================

Average total assets                      $  1,411,761             $112,824                         $1,524,585
                                          ====================================================================

Three months ended June 30, 1998:
--------------------------------
Net interest income                       $     28,762             $    359              -          $   29,121
Other income                                     5,340               13,211              -              18,551
Other expenses                                 (20,593)              (9,232)             -             (29,825)
                                          --------------------------------------------------------------------
Income before income taxes                $     13,509             $  4,338              -          $   17,847
                                          =====================================================================
Average total assets                      $  1,336,398             $ 29,904                         $1,366,302
                                          =====================================================================



Note 8.  SUBSEQUENT EVENT

On July 28, 1999, the Company and BB&T Corporation ("BB&T") entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which BB&T will acquire all of the issued and outstanding shares of Premier common stock and preferred stock through the merger of Premier with and into BB&T. The transaction is subject to approval by the shareholders of Premier, appropriate regulatory approvals and the satisfaction of certain other conditions set forth in the Agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At June 30, 1999, the Company consisted of Premier Bank ("Premier Bank") and Premier Lending Corporation ("Premier Lending"). The Company merged Central and Southern Bank of Georgia into Premier Bank during the first quarter of 1999, and merged First Community Bank of Henry County, The Bank of Spalding County, and Frederica Bank and Trust into Premier Bank in the second quarter of 1999. The Company was incorporated in 1988 under the laws of the State of Georgia.

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

Through its financial institution subsidiary, the Company operates 29 banking offices located in the Atlanta metropolitan area and in northern, central and coastal Georgia. In these markets, Premier Bank provides a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts.

In addition, through its wholly-owned mortgage banking subsidiary, Premier Lending, the Company operates 12 mortgage loan production offices in the Atlanta metropolitan area and Augusta, Georgia; Warner Robins, Georgia; St. Simons Island, Georgia; Charlotte, North Carolina; Chattanooga, Tennessee; Jacksonville, Florida; Charleston, South Carolina; and Mobile, Alabama. Premier Lending is a retail originator of residential mortgage loans which are sold to correspondent mortgage investors and is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans and an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator.

Acquisitions of unaffiliated financial institutions during the past three years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1998, the Company acquired Lanier Bank & Trust Company, a Georgia bank; on July 1, 1998, the Company acquired Button Gwinnett Financial Corporation, a bank holding company; on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company; and on December 17, 1998, the Company acquired Frederica Bank & Trust, a Georgia bank. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

On April 6, 1999, the Company announced that a definitive merger agreement had been entered into with North Fulton Bancshares, Inc. ("North Fulton"). On April 20, the Company announced that a definitive merger agreement had been entered into with Farmers & Merchants Bank ("Farmers"). On May 20, the Company announced that a definitive merger agreement had been entered into with Bank Atlanta ("Bank Atlanta"). These mergers are expected to close in the second half of 1999 and are expected to be accounted for as poolings of interests.

These mergers were entered into prior to the Companys Agreement with BB&T, and the completion of these mergers is not contingent upon the closing of the BB&T Merger. North Fulton Bancshares, Inc. and Bank Atlanta have scheduled meetings of their shareholders to consider these acquisitions on August 31, 1999 and September 14, 1999, respectively. The closing of the mergers with North Fulton Bancshares, Bank Atlanta, and Farmers & Merchants Bank is a condition to BB&T's obligations under its Agreement with Premier.

On July 28, 1999, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation, pursuant to which the Company will be merged with and into BB&T and BB&T will be the surviving corporation. As a result of this merger, each share of the Company's common stock then outstanding will be converted into the right to receive 0.5155 shares of BB&T common stock, plus cash in lieu of any fractional shares interest. BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts in operations in North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C., primarily through its commercial banking subsidiaries, and to a lesser extent through its other subsidiaries. The merger of the Company with and into BB&T is subject to the approval of the Company's shareholders and banking regulators. The merger is expected to be accounted for as a pooling of interests and is expected to be completed in the first quarter of 2000.

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

Financial Condition

At the end of the second quarter of 1999, total assets decreased $27,454,000 or 1.8% from December 31, 1998. Total loans (excluding mortgage loans held for sale) increased $73,989,000 or 7.2% from December 31, 1998. The increase in loans is primarily attributable to increased demand for loans in the markets that the Company serves. Mortgage loans held for sale decreased $56,992,000 or 45.6% during the same period, as the volume of loans sold to correspondent mortgage investors increased during 1999. Federal funds sold decreased $49,797,000 or 40.2% from December 31, 1998 to June 30, 1999. Securities available-for-sale increased $32,390,000 or 24.3% during the same period.

Total deposits decreased $18,313,000 or 1.6% for the year-to-date due, in part, to a program to reduce the cost of deposits. Federal Home Loan Bank advances increased $50,000,000 as the Company initiated a plan to supplement deposits with lower cost funding. Other borrowings decreased by $67,552,000 or 48.2% as the result of decreases in the warehouse line of credit resulting from lower outstanding mortgage loans held for sale at period end. Total liabilities decreased by $29,231,000 or 2.1% from December 31, 1998 to June 30, 1999.


Results of Operations

For the three-month period ended June 30, 1999 the Company recorded net income of $3,891,000 as compared to $6,442,000 for the same period in 1998. This $2,551,000 or 39.6% decrease is due primarily to the following:

  Net interest income increased $717,000.
  Provision for credit losses increased $355,000.
  Total other income decreased $1,251,000.
  Total other expense increased $1,484,000.
  Income tax expense increased $178,000.

The reasons for these changes are discussed more fully below.

For the six-month period ended June 30, 1999 the Company recorded net income of $9,667,000 as compared to $12,131,000 for the same period in 1998. This $2,464,000 or 20.3% decrease is due primarily to the following:

  Net interest income increased $2,027,000.
  Provision for credit losses increased $715,000.
  Total other income increased $340,000.
  Total other expense increased $3,553,000.
  Income tax expense increased $563,000.

The reasons for these changes are discussed more fully below.


Net Interest Income
-------------------

Net interest income increased $717,000 or 4.7% for the three month period ended June 30, 1999 compared to the same period in 1998, due to an increase in average earning assets. Average earning assets increased by approximately $154,000,000 while average interest-bearing liabilities increased by approximately $137,000,000. Yields on earning assets decreased by 49 basis points and costs of interest-bearing liabilities decreased by 22 basis points. The net interest margin declined to 4.48% in the second quarter of 1999 from 4.83% in the same period of 1998.

Net interest income increased $2,027,000 or 6.9% for the six month period ended June 30, 1999 compared to the same period in 1998, due to an increase in average earning assets. Average earning assets increased by approximately $161,000,000 while average interest-bearing liabilities increased by approximately $143,000,000. Yields on earning assets decreased by 48 basis points and costs of interest-bearing liabilities decreased by 28 basis points. The net interest margin declined to 4.53% for the six-month period of 1999 from 4.81% in the same period of 1998.


Provision for Credit Losses
---------------------------

The Company recorded a provision for credit losses of $520,000 for the second quarter of 1999 and $925,000 year-to-date. The Company had net charge-offs of $49,000 during the second quarter and $160,000 year-to-date. Management will continue to monitor and adjust the level of the allowance for credit losses in relation to net charge-offs, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.



                                                                                           ASSET QUALITY
                                                                   June 30,                 December 31,
                                                                     1999                     1998           Change   Percentage
                                                             ----------------------------------------------------------------------
                                                                                           (dollars in thousands)
Loans past due 90 days or more                                            $    -              $   14           $ (14)   (100.0)%
Nonaccrual loans                                                           3,204               3,843            (639)    (16.6)%
                                                             ----------------------------------------------------------------------
    Total nonperforming loans                                              3,204               3,857            (653)    (16.9)%

Other real estate owned                                                    1,896               1,889               7       0.4 %
   Total nonperforming assets                                             $5,100              $5,746           $(646)    (11.2)%
                                                             ======================================================================

Nonperforming loans/Total loans                                                                 0.29%           0.37%
Nonperforming assets/Total assets                                                               0.34%           0.38%


The table above illustrates the changes in the level of nonperforming assets from December 31, 1998 to June 30, 1999. The level of nonperforming assets at June 30, 1999 decreased slightly from December 31, 1998. Management anticipates the levels of nonperforming loans and assets will remain at relatively low levels. Management is not aware of any potential problem loans other than those included in the table above.


Other Income
------------

The Company's main sources of other income are from mortgage banking activities and service charges on deposit accounts. Other income decreased $1,251,000 in the second quarter of 1999 compared to the same period in 1998. Service charges on deposit accounts increased by $167,000 due to the growth in outstanding deposits. Income from mortgage banking activities decreased $532,000 for the second quarter of 1999 compared to 1998 due to an increase in interest rates, as rates on 30-year mortgages increased almost 100 basis points during the quarter. As a result of continued increases in interest rates generally, since the end of June 1999, the volume of the Company's mortgage business and income continues to decline, and the mix of business has shifted to less profitable purchases of loans from correspondents. Income from mortgage production and gains on sales of mortgages have continued to decline, also. Other noninterest income decreased $873,000 for the second quarter of 1999 compared to 1998 due to a gain on the sale of a subsidiary branch banking location in 1998.

For the year-to-date, other income increased $340,000. Service charges on deposits increased by $174,000 as outstanding deposits continued to increase in 1999 over the 1998 levels. Income from mortgage banking activities increased by $822,000 in 1999 compared to 1998, as mortgage production remained strong initially, but began to decline compared from the record levels of 1998 as interest rates increased and mortgage volumes began to decline. As a result of general increases in interest rates during Summer 1999, and expectation of additional upward pressure on interest rates from a strong economy, the Company presently expects that mortgage loan production, and income from the origination and sale of mortgage loans will continue to decline from abnormally high levels of 1998 and early 1999. Although Company management is taking steps to reduce the costs of its mortgage business consistent with the present environment, the costs resulting from the substantial expansion of this business in 1998 to take advantage of market opportunities and lower volumes of mortgage loans has resulted in approximately $50,000 loss on its mortgage business in July 1999. Other noninterest income declined by $670,000 for the year, again primarily due to the branch sale in 1998.

Other Expense
-------------

Other expense increased $1,484,000 for the three-month period ended June 30, 1999 compared to the same period in 1998. Salaries and employee benefits expense increased $571,000 primarily due to increased commissions on mortgage loan originations. Occupancy expense increased due to the Company's opening of two new bank branches during the third quarter of 1998 and a new bank branch during the second quarter of 1999. Merger expenses were $551,000 during the second quarter of 1999 compared to $360,000 in 1998 as the Company currently has three pending acquisitions in process. Other operating expense increased $693,000 over 1998 as the Company completed the conversion of the banks acquired during 1998 into Premier Bank. In addition, Premier Lending opened six new mortgage origination offices in late 1998.

For the year-to-date, other expense increased $3,553,000. Salaries and employee benefits increased by $1,183,000; net occupancy expense by $268,000; merger expenses by $454,000; and other expense by $1,648,000 primarily due to the reasons discussed above.


Income Tax Expense
------------------

Income tax expense increased $178,000 for the three months ended June 30, 1999 compared to the same period in 1998. The effective tax rate for the second quarter of 1999 was 44.0% versus 30.9% for the same period in 1998. The Company's effective tax rate increased due to the nondeductibility of certain merger expenses and a decrease in tax-exempt interest income.

For the year, income tax expense increased $563,000. The effective tax rate was 39.4% in 1999 versus 32.0% for 1998.

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

During periods of rising interest rates, as has been experienced toward the end of the second quarter of 1999 and thereafter, mortgage originations, especially refinancings tend to decrease. This has been somewhat offset by the strong economies in which the Company operates, and continued housing sales. As the Company has sold loans in the secondary market, the reduction in origination volume, especially refinancings, has reduced the amounts of mortgage loans held available for sale, and the interest income earned by the Company and the potential for future gains on sale of mortgage loans. The margins on this business have also declined as costs have remained steady or increased compared to reduced income. With continued expectations in the market for increased rates, management does not believe that the mortgage origination business will improve in the near future although it is taking steps to reduce the costs. Personnel disruptions from the announced merger of the Company and BB&T may also adversely affect this business.

Liquidity and Capital Resources

Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds, and borrowed funds.

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for liquidity needs. Investment securities that contractually mature within one year total approximately $22 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Mortgage loans held for sale and other short-term investments also increase forecasted cash flows. Total short-term investments, which include Federal funds sold, interest-earning deposits with other banks, loans held for sale and investment securities maturing within one year, totaled $164 million at June 30, 1999. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 1999 and 1998, the loan-to-deposit ratio (excluding loans held for sale) was 95.3% and 82.8%, respectively.

The Company has a revolving line of credit with a nonaffiliated institution bearing interest at 30 day LIBOR plus 85 basis points. This rate adjusts monthly and is payable quarterly. The outstanding balance is secured by 50% of the stock of each banking subsidiary of the Company. The Company's warehouse line of credit is with a nonaffiliated institution and bears interest at the Fed Funds rate plus an index based on the Company's various mortgage loan tranches. This rate is adjusted daily and is payable monthly. This line matures on August 1, 1999 and is secured by an assignment of first security interest in certain mortgage loans. In connection with its lines of credit, the Company has agreed, among other covenants, to maintain earnings, reserves for credit losses, and capital at certain minimum levels.

The Company began utilizing Federal Home Loan Bank ("FHLB") advances during the first quarter of 1999. FHLB advances totaled $50,000,000 at June 30, 1999. The advances mature at various dates in 2004 and bear interest payable quarterly at fixed rates ranging from 4.84% to 5.12%. Advances are collateralized by a blanket floating lien on qualifying first mortgage loans.

Stockholders' Equity

The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 9.2% at June 30, 1999, compared to 8.9% at December 31, 1998.

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

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve has adopted a final rule which provides that the minimum ratio of Tier I capital to total assets less goodwill (the "leverage ratio") for the most highly-rated bank holding companies is 3.0%. The minimum leverage ratio for all other bank holding companies is 4.0%. Banking organizations with supervisory, financial, operational, of managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.



                                       Capital Levels


                                       June 30,              Minimum
                                        1999               Requirement
                                   ---------------     -----------------

Tier I Capital Leverage Ratio          11.03%                  3.0%

Tier I Risk-based Capital Ratio        13.00%                  4.0%
Tier II Risk-based Capital Ratio        1.17%
                                       -----------           -----------
Total Risk-based Capital Ratio         14.17%                   8.0%
                                       ===========           ===========


A subsidiary of the Company issued $28.7 million of cumulative preferred securities in November 1997. The proceeds of the sale of cumulative preferred securities qualifies as Tier 1 capital with respect to the risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of Tier 1 capital limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital.

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


Year 2000

With respect to its internal systems, the Company is taking steps to prepare both its information technology systems and its other equipment and machinery for the Year 2000 date change. The data processing service provider for the banking subsidiaries has given the Company guarantees of Year 2000 compliance on core loan, deposit and accounting related programming. Testing of the service provider was completed during the third quarter of 1998 with test results proving that accurate calculations will continue through the year 2000 and beyond. With these test results, the Company's Year 2000 efforts are considered to be substantially complete for core banking applications. Year 2000 upgrades to the ATM machines are under contract and were completed in the first quarter of 1999 as further versions of compliant software were released. Testing of file servers and personal computers and networks is in process for recent acquisitions with replacement and upgrades of mission critical components complete and non-mission critical computers scheduled to be upgraded during the remainder of 1999.

Customer mailings promoting awareness of the potential Year 2000 problem have been provided on a periodic basis during 1998 and 1999. Larger credit relationships have been reviewed and surveyed for Year 2000 issues assessing their readiness and preparations related to the coming of the new millenium and findings indicate minimal additional risks because of the Year 2000. Costs associated with Year 2000 have been minimized due to the necessary upgrades of our acquired banking offices prior to the merging of data processing systems. Estimated costs for Year 2000 preparation including personnel costs are $150,000. Management believes that all systems will be year 2000 ready. Failure of mission critical systems is not likely because of Year 2000 preparations. Contingency plans continue to be developed and focus on manual processes and backup procedures needed for temporary operations should there be temporary malfunctions of utility providers. Contingency plans will be modified on an ongoing basis as information dictates.

The Company determined during the first quarter of 1999 that it was necessary for the Company to reassess and validate the Year 2000 readiness of its non-bank subsidiary, Premier Lending, and to improve the documentation relating to such readiness. The Company is in the process of revising and updating the Year 2000 plan for Premier Lending and has engaged an outside consultant to assist in documenting the level of readiness. The testing of internal systems, the review of third parties with whom a material relationship may exist, and the development of Year 2000 business resumption contingency plans at Premier Lending were completed during the second quarter of 1999. However, further testing, assessment of third party risks, and modification of contingency plans will continue to be undertaken during 1999 with respect to Premier Lending to the extent deemed necessary by the Company.


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

Part II.  Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

The following proposals were submitted to the Company's shareholders at its annual shareholders' meeting on May 20, 1999:


1. The proposal to elect the following directors of Premier to serve until the next annual meeting: William M. Evans, Jr., John H. Ferguson, D.D.S., Robert
   E. Flournoy III, A. F. Gandy, Robin R. Howell, C. Steve McQuaig, M.D., Darrell D. Pittard, James E. Freeman, Billy H. Martin, James L. Coxwell, Sr., Robert C. Oliver, Thomas E. Owen, Jr., John D. Stephens and James E. Sutherland. This proposal was approved with 18,484,294 shares or 70.83% voting for the proposal and 228,801 or .87% withholding authority.

2. The proposal to ratify the selection of Ernst & Young LLP as Premier's independent public accountants for the year ending December 31, 1999. This proposal was approved with 18,416,858 shares or 70.5% voting for the proposal, 19,948 or .07% voting against the proposal and 281,289 or 1.08% abstaining from the proposal.

3. The proposal to amend the Premier Bancshares, Inc. 1997 Stock Option Plan to increase the number of shares of common stock available for grant thereunder from 3,000,000 to 4,000,000 shares. This proposal was approved with 16,841,956 shares or 64.52% voting for the proposal, 1,692,635 or 6.48%
   voting against the proposal and 183,504 or .70% abstaining from the proposal.

Item 6.  Exhibits and Reports on Form 8-K


a.      Exhibits

3.1    Restated Articles of Incorporation
10.1   Third Amendment to Mortgage Warehouse Loan and Security Agreement
10.2   Mortgage Warehouse Loan and Security Agreement
10.3   Line of Credit Promissory Note
10.4   Affiliate Collateral Pledge and Security Agreement
27.1   Financial Data Schedule

b.     Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999:

1. On April 9, 1999, the Company filed a current report on Form 8-K reporting the execution of an Agreement and Plan of Reorganization with North Fulton Bancshares, Inc.

2. On April 27, 1999, the Company filed a current report on Form 8-K reporting the execution of an Agreement and Plan of Reorganization with Farmers & Merchants Bank.

3. On May 27, 1999, the Company filed a current report on Form 8-K reporting the execution of an Agreement and Plan of Reorganization with Bank Atlanta.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PREMIER BANCSHARES, INC.
-------------------------
Registrant



Date August 13, 1999                   Darrell D. Pittard
    ------------------------           -------------------
                                       Darrell D. Pittard
                                       Chief Executive Officer


Date August 13, 1999                   Michael E. Ricketson
    ------------------------           ---------------------
                                       Michael E. Ricketson
                                       Chief Accounting Officer