Form 10-Q
period 1999-09-30
PREMIER BANCSHARES INC /GA
filed 1999-11-12
CIK 836616

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                              ------------------

Commission file number 1-12625

                           PREMIER BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

           Georgia                                        58-1793778
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

     2180 Atlanta Plaza
  950 East Paces Ferry Road
      Atlanta, Georgia                                       30326
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

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at November 3, 1999
     Common stock, $1.00 par value                  29,390,967

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                               TABLE OF CONTENTS


Part I.   Financial Information

Item 1.   Consolidated Condensed Financial Statements.......................  3

          Consolidated Condensed Statements of Condition (Unaudited) as of September 30, 1999 and December 31, 1998

          Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended September 30, 1999 and 1998

          Consolidated Condensed Statements of Income (Unaudited) for the Nine Months Ended September 30, 1999 and 1998

          Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 1999 and 1998

          Notes to Unaudited Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 16

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.................................. 16

Signatures.................................................................. 17

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                                                   September 30,   December 31,
                                                                                                       1999           1998
                                                                                                   ------------    ------------
                                                                                                   (dollar amounts in thousands)
Assets
  Cash and due from banks.......................................................................     $   52,311     $   62,300
  Interest-bearing deposits with other banks....................................................            ---          8,262
  Federal funds sold............................................................................         41,030        131,675
  Securities available-for-sale.................................................................        198,742        152,636
  Securities held-to-maturity ..................................................................            ---          8,484
  Loans held for sale...........................................................................         70,161        124,900

  Loans.........................................................................................      1,284,945      1,162,392
  Allowance for credit losses...................................................................        (16,957)       (15,681)
                                                                                                     ----------     ----------
  Net loans.....................................................................................      1,267,988      1,146,711

  Premises and equipment, net...................................................................         32,718         33,574
  Goodwill and other intangibles................................................................          4,387          4,500
  Other real estate owned.......................................................................          1,494          1,889
  Other assets..................................................................................         24,487         19,237
                                                                                                     ----------     ----------
     Total assets...............................................................................     $1,693,318     $1,694,168
                                                                                                     ==========     ==========

Liabilities, redeemable preferred stock and common stockholders' equity
  Deposits:
    Noninterest-bearing.........................................................................     $  210,715     $  208,560
    Interest-bearing............................................................................      1,098,976      1,114,553
                                                                                                     ----------     ----------
    Total deposits..............................................................................      1,309,691      1,323,113

  Federal funds purchased and securities sold under repurchase agreements.......................         28,227         21,782
  Federal Home Loan Bank advances...............................................................         92,000         14,000
  Guaranteed preferred beneficial interests in the Company's subordinated
    debentures..................................................................................         28,750         28,750
  Other borrowings..............................................................................         70,673        144,289
  Other liabilities.............................................................................         11,203         14,085
                                                                                                     ----------     ----------
     Total liabilities..........................................................................      1,540,544      1,546,019

Redeemable preferred stock, par value $60, 2,000,000 shares authorized, 40,770 shares
 issued and outstanding.........................................................................          2,446          2,446

Common stockholders' equity:
  Common stock, $1 par value; 60,000,000 shares authorized; 28,274,582 and
   27,829,873 shares issued at September 30, 1999 and December 31, 1998,
   respectively.................................................................................         28,274         27,830
  Capital surplus...............................................................................         62,630         59,758
  Treasury stock, at cost (61,775 shares at September 30, 1999).................................         (1,222)           ---
  Retained earnings.............................................................................         63,193         57,692
  Accumulated other comprehensive (loss) income.................................................         (2,547)           423
                                                                                                     ----------     ----------
     Total stockholders' equity.................................................................        150,328        145,703
                                                                                                     ----------     ----------
     Total liabilities and stockholders' equity.................................................     $1,693,318     $1,694,168
                                                                                                     ==========     ==========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                         September 30,
                                                                                 1999                     1998
                                                                              -----------              -----------
                                                                                 (dollar amounts in thousands,
                                                                                     except per share data)
Interest Income:
     Loans, including fees..................................                  $    30,528              $    28,175
     Investment securities:
             Taxable........................................                        3,016                    3,262
             Tax-exempt.....................................                          130                      392
     Federal funds sold.....................................                          694                    1,682
                                                                              -----------              -----------
             Total interest income..........................                       34,368                   33,511
Interest Expense:
     Deposits...............................................                       12,877                   13,691
     Other borrowings.......................................                        2,904                    2,316
                                                                              -----------              -----------
             Total interest expense.........................                       15,781                   16,007

     Net interest income....................................                       18,587                   17,504
     Provision for credit losses............................                          687                      255
                                                                              -----------              -----------
     Net interest income after provision for credit losses..                       17,900                   17,249

Other Income:
     Service charges on deposit accounts....................                        1,144                    1,017
     Securities transactions, net...........................                          ---                    1,151
     Mortgage banking activities............................                        4,564                    5,983
     Other noninterest income...............................                        1,497                    2,871
                                                                              -----------              -----------
                        Total other income..................                        7,205                   11,022
                                                                              -----------              -----------

Other Expenses:
     Salaries and employee benefits.........................                       10,804                   11,147
     Net occupancy and equipment expense....................                        2,250                    2,317
     Merger related expenses................................                        1,446                    2,248
     Other noninterest expense..............................                        5,401                    3,669
                                                                              -----------              -----------
             Total other expenses...........................                       19,901                   19,381
                                                                              -----------              -----------

Income before income taxes..................................                        5,204                    8,890
Income taxes................................................                        2,033                    3,538
                                                                              -----------              -----------

Net income..................................................                  $     3,171              $     5,352
                                                                              ===========              ===========

Per Share Information:
     Earnings per share - Basic.............................                        $0.11                    $0.19
     Weighted average common shares outstanding - Basic.....                   28,024,345               27,718,598

     Earnings per share - Diluted...........................                        $0.11                    $0.19
     Weighted average common shares outstanding - Diluted...                   28,056,070               28,201,598

     Dividends declared per share...........................                        $0.09                    $0.08

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1999           1998
                                                              -----------     -----------
                                                              (dollar amounts in thousands,
                                                                 except per share data)
Interest Income:
     Loans, including fees................................... $    89,850     $    80,913
     Investment securities:
             Taxable.........................................       7,898           9,474
             Tax-exempt......................................         407             909
     Federal funds sold......................................       3,134           4,084
                                                              -----------     -----------
             Total interest income...........................     101,289          95,380
Interest Expense:
     Deposits................................................      38,507          39,825
     Other borrowings........................................       9,108           5,393
                                                              -----------     -----------
             Total interest expense..........................      47,615          45,218

     Net interest income.....................................      53,674          50,162
     Provision for credit losses.............................       1,854             691
                                                              -----------     -----------
     Net interest income after provision for credit losses...      51,820          49,471

Other Income:
     Service charges on deposit accounts.....................       3,469           3,190
     Securities transactions, net............................          29           1,166
     Mortgage banking activities.............................      19,568          18,715
     Other noninterest income................................       3,946           7,412
                                                              -----------     -----------
             Total other income..............................      27,012          30,483
Other Expenses:
     Salaries and employee benefits..........................      32,330          31,150
     Net occupancy and equipment expense.....................       6,604           6,611
     Merger related expenses.................................       2,382           2,625
     Other noninterest expense...............................      15,263          11,960
                                                              -----------     -----------
             Total other expenses............................      56,579          52,346
                                                              -----------     -----------

Income before income taxes...................................      22,253          27,608
Income taxes.................................................       8,687           9,550
                                                              -----------     -----------

Net income................................................... $    13,566     $    18,058
                                                              ===========     ===========
Per Share Information:
     Earnings per share - Basic..............................       $0.48           $0.65
     Weighted average common shares outstanding - Basic......  27,717,973      27,718,598

     Earnings per share - Diluted............................       $0.48           $0.64
     Weighted average common shares outstanding - Diluted....  28,222,343      27,911,598

     Dividends declared per share............................       $0.27           $0.24

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                           1999        1998
                                                                                        ----------  ----------
                                                                                     (dollar amounts in thousands,
                                                                                        except per share data)
Cash flows from operating activities
 Net income...........................................................................  $  13,566   $  18,058
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses....................................................      1,854         691
       Depreciation expense...........................................................      2,520       2,579
       Amortization and accretion, net................................................        292         458
       Gain on sale of premises and equipment.........................................       (672)     (1,195)
       Gain on sale of securities.....................................................        (29)     (1,166)
       Gain on sale of other real estate owned........................................       (187)       (235)
       Net decrease in loans held for sale............................................     54,739      15,261
       Increase in other assets.......................................................     (2,877)     (3,563)
       Decrease in other liabilities..................................................     (2,882)     (1,188)
                                                                                        ---------   ---------
      Net cash provided by operating activities.......................................     66,324      29,700

Cash flows from investing activities
  Decrease in interest bearing deposits...............................................      8,262       3,425
  Proceeds from maturities and paydowns of investment securities available-for-sale...     62,355      69,927
  Proceeds from maturities and paydowns of investment securities held-to-maturity.....      3,153      26,025
  Proceeds from sales of investment securities available-for-sale.....................        527      32,365
  Purchases of investment securities available-for-sale...............................   (108,397)    (52,812)
  Purchases of investment securities held-to-maturity.................................        ---     (16,178)
  Net increase in loans...............................................................   (124,389)   (132,057)
  Decrease (increase) in federal funds sold, net......................................     90,645     (72,053)
  Purchases of premises and equipment.................................................     (3,752)     (3,975)
  Proceeds from sales of premises and equipment.......................................      2,911       1,105
  Sale of bank branch.................................................................        ---      (7,122)
  Proceeds from sales of other real estate owned......................................      1,689       1,348
                                                                                        ---------   ---------
      Net cash used in investing activities...........................................    (66,996)   (150,002)
                                                                                        ---------   ---------
Cash flows from financing activities
  Net (decrease) increase in deposits.................................................    (13,422)     90,449
  Net increase (decrease) in repurchase agreements....................................      6,445     (10,686)
  Net increase in FHLB advances.......................................................     78,000      10,000
  Net (decrease) increase in other borrowings.........................................    (73,616)     60,383
  Dividends paid......................................................................     (7,382)     (5,442)
  Purchase of treasury stock..........................................................     (1,671)        ---
  Sale of treasury stock..............................................................        452         ---
  Proceeds from exercise of stock options.............................................      1,877       1,628
                                                                                        ---------   ---------
   Net cash (used in) provided by financing activities................................     (9,317)    146,332

    Net (decrease) increase in cash and cash equivalents..............................     (9,989)     26,030
Cash and due from banks, beginning of period..........................................     62,300      59,562
                                                                                        ---------   ---------
Cash and due from banks, end of period................................................  $  52,311   $  85,592
                                                                                        =========   =========
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
     Interest.........................................................................  $  49,130   $  45,032
                                                                                        =========   =========
     Income taxes.....................................................................  $  12,317   $   8,894
                                                                                        =========   =========

See notes to consolidated condensed financial statements.

                   PREMIER BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1999

                                  (Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial information of Premier Bancshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed four mergers in 1998 and one merger through September 30, 1999 accounted for as poolings of interests. The accompanying consolidated condensed financial information has been restated for all periods presented to reflect the effect of these mergers as if they had taken place on January 1, 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.


Note 2. BUSINESS COMBINATIONS

Completed Combinations

On August 31, 1999, the Company completed a business combination with North Fulton Bancshares, Inc. ("North Fulton") by exchanging 1,829,464 shares of the Company's common stock for all of the common stock of North Fulton. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1998. All prior period consolidated financial statements have been restated to include the results of North Fulton.

The following table illustrates the Company's net interest income and net income on a consolidated basis for periods prior to the business combination discussed above:

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                              1999           1998
                                                                                             -------        -------
                                                                                                 (in thousands)
Net interest income:
Premier Bancshares, Inc., exclusive of pre-acquisition amounts                               $48,353        $45,026
 North Fulton                                                                                  5,321          5,136
                                                                                             -------        -------
Total                                                                                        $53,674        $50,162
                                                                                             =======        =======
Net income:
Premier Bancshares, Inc., exclusive of pre-acquisition amounts                               $12,643        $17,078
 North Fulton                                                                                    923            980
                                                                                             -------        -------
Total                                                                                        $13,566        $18,058
                                                                                             =======        =======

Results of operations for North Fulton subsequent to the acquisition date of August 31, 1999 are included in the Company's amounts.

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


Pending Combinations

On May 20, 1999, the Company announced that a definitive merger agreement had been entered into with Bank Atlanta ("Bank Atlanta"). As of December 31, 1998, Bank Atlanta had total assets of $79,447,000, and for the year ended December 31, 1998, had revenue and net income of $7,346,000 and $1,405,000, respectively. On October 26, 1999, the Bank Atlanta shareholders approved the pending acquisition which closed on October 27, 1999, with each common share of Bank Atlanta stock outstanding converted into 1.4375 shares of the Company's common stock, for a total of 1,021,920 shares. This transaction was accounted for under the pooling of interests method of accounting.

On April 20, 1999, the Company announced that a definitive merger agreement had been entered into with Farmers & Merchants Bank ("Farmers"). As of December 31, 1998, Farmers had total assets of $165,981,000, and for the year ended December 31, 1998, had revenue and net income of $13,048,000 and $2,600,000, respectively. On November 5, 1999, the Farmers shareholders approved the pending acquisition which closed, with each common share of Farmers stock outstanding converted into 4.028 shares of the Company's common stock, for a total of 2,900,160 shares. This transaction was accounted for under the purchase method of accounting.


Note 3. STOCKHOLDERS' EQUITY

On April 13, 1999, the Company declared a quarterly cash dividend of $0.09 per share payable to shareholders of record as of April 27, 1999. The dividend was paid on May 10, 1999.

On July 22, 1999, the Company declared a quarterly cash dividend of $0.09 per share payable to shareholders of record as of August 5, 1999. The dividend was paid on August 19, 1999.

On October 21, 1999, the Company declared a quarterly cash dividend of $0.09 per share payable to shareholders of record as of November 4, 1999. The dividend is to be paid on November 18, 1999.


Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("Statement 137"), which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The adoption of Statement 133 is not expected to result in a material financial impact on the Company's financial position or results of operations.

Note 5. EARNINGS PER SHARE

Earnings per share for periods prior to 1999 have been restated to reflect the business combinations accounted for as poolings of interests.

The following tables set forth the computation of basic and diluted earnings per share:

                                                                                            Quarter ended September 30,
                                                                                             1999                1998
                                                                                            -------             -------
                                                                                                  (in thousands,
                                                                                               except per share data)
Numerator:
Net income.....................................................................             $ 3,171             $ 5,352
Preferred stock dividends......................................................                 (49)                (49)
                                                                                            -------             -------
Net income available to common shareholders....................................             $ 3,122             $ 5,303
                                                                                            =======             =======
Denominator:
Denominator for basic earnings per share - weighted average shares.............              28,024              27,719
Effect of dilutive securities - stock options..................................                  32                 483
                                                                                            -------             -------
Denominator for diluted earnings per share - adjusted weighted average shares
 and assumed conversions.......................................................              28,056              28,202
                                                                                            =======             =======

Net income per share of common stock...........................................             $  0.11             $  0.19
                                                                                            =======             =======
Net income per share of common stock-diluted...................................             $  0.11             $  0.19
                                                                                            =======             =======
                                                                                          Nine Months ended September 30,
                                                                                             1999                1998
                                                                                            -------             -------
                                                                                                   (in thousands,
                                                                                                except per share data)
Numerator:
Net income.....................................................................             $13,566             $18,058
Preferred stock dividends......................................................                (147)               (147)
                                                                                            -------             -------
Net income available to common shareholders....................................             $13,419             $17,911
                                                                                            =======             =======
Denominator:
Denominator for basic earnings per share - weighted average shares.............              27,718              27,719
Effect of dilutive securities - stock options..................................                 504                 193
                                                                                            -------             -------
Denominator for diluted earnings per share - adjusted
 weighted average shares and assumed conversions...............................              28,222              27,912
                                                                                            =======             =======

Net income per share of common stock...........................................             $  0.48             $  0.65
                                                                                            =======             =======
Net income per share of common stock-diluted...................................             $  0.48             $  0.64
                                                                                            =======             =======

Note 6. OTHER COMPREHENSIVE INCOME

Total comprehensive income was $2,233,000 and $4,777,000 for the quarters ended September 30, 1999 and 1998, respectively, and $10,596,000 and $18,162,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company's components of other comprehensive income consist solely of unrealized gains and losses on securities classified as available for sale and reclassification adjustments for securities gains and losses included in net income.


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

                                           Community    Mortgage
                                            Banking      Lending   Eliminations      Total
                                          ------------  ---------  -------------  -----------
                                                        (dollars in thousands)
Three months ended September 30, 1999:
--------------------------------------
Net interest income.....................   $   16,807   $  1,093                  $   17,900
Other income............................        2,397      4,917           (109)       7,205
Other expenses..........................      (14,416)    (5,594)           109      (19,901)
                                           ----------   --------           ----   ----------
Income before income taxes..............   $    4,788   $    416                  $    5,204
                                           ==========   ========                  ==========

Average total assets....................   $1,578,022   $110,139                  $1,688,161
                                           ==========   ========                  ==========
Three months ended September 30, 1998:
--------------------------------------
Net interest income.....................   $   17,031   $    218                  $   17,249
Other income............................        4,173      6,849                      11,022
Other expenses..........................      (14,334)    (5,047)                    (19,381)
                                           ----------   --------                  ----------
Income before income taxes..............   $    6,870   $  2,020                  $    8,890
                                           ==========   ========                  ==========

Average total assets....................   $1,494,728   $ 75,604                  $1,570,332
                                           ==========   ========                  ==========
Nine months ended September 30, 1999:
-------------------------------------
Net interest income.....................   $   49,281   $  2,539                  $   51,820
Other income............................        7,970     19,249           (207)      27,012
Other expenses..........................      (39,337)   (17,449)           207      (56,579)
                                           ----------   --------           ----   ----------
Income before income taxes..............   $   17,914   $  4,339                  $   22,253
                                           ==========   ========                  ==========

Average total assets....................   $1,568,467   $113,749                  $1,682,216
                                           ==========   ========                  ==========
Nine months ended September 30, 1998:
-------------------------------------
Net interest income.....................   $   48,894   $    577                  $   49,471
Other income............................       10,423     20,060                      30,483
Other expenses..........................      (38,067)   (14,279)                    (52,346)
                                           ----------   --------                  ----------
Income before income taxes..............   $   21,250   $  6,358                  $   27,608
                                           ==========   ========                  ==========

Average total assets....................   $1,456,724   $ 49,992                  $1,506,716
                                           ==========   ========                  ==========

Note 8. PENDING MERGER

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Premier Bancshares, Inc. (the "Company") is a bank holding company organized and existing under the laws of the State of Georgia and headquartered in Atlanta, Georgia. At September 30, 1999, the Company consisted of Premier Bank ("Premier Bank"), Milton National Bank ("Milton") and Premier Lending Corporation ("Premier Lending"). The Company merged Central and Southern Bank of Georgia into Premier Bank during the first quarter of 1999, and merged First Community Bank of Henry County, The Bank of Spalding County, and Frederica Bank & Trust into Premier Bank in the second quarter of 1999. The Company was incorporated in 1988 under the laws of the State of Georgia.

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

Through its financial institution subsidiaries, the Company operates 27 banking offices located in the Atlanta metropolitan area and in northern, central and coastal Georgia. In these markets, Premier Bank and Milton provide a broad array of community banking services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans and a variety of commercial and consumer deposit accounts.

In addition, through its wholly-owned mortgage banking subsidiary, Premier Lending, the Company operates 12 mortgage loan production offices in the Atlanta metropolitan area; Augusta, Georgia; Warner Robins, Georgia; St. Simons Island, Georgia; Charlotte, North Carolina; Chattanooga, Tennessee; Jacksonville, Florida; Charleston, South Carolina; and Mobile, Alabama. Premier Lending is a retail originator of residential mortgage loans which are sold to correspondent mortgage investors and is an approved Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") seller-servicer of mortgage loans and an approved Department of Housing and Urban Development ("HUD") and Veterans Administration ("VA") mortgage originator.

Acquisitions of unaffiliated financial institutions during the past three years have been a principal source of the Company's growth. On August 31, 1996, the Company acquired a thrift holding company then named Premier Bancshares, Inc.; on June 23, 1997, the Company acquired Central and Southern Holding Company, a bank and thrift holding company; on December 12, 1997, the Company acquired Citizens Gwinnett Bankshares, Inc., a bank holding company; on June 9, 1998, the Company acquired Lanier Bank & Trust Company, a Georgia bank; on July 1, 1998, the Company acquired Button Gwinnett Financial Corporation, a bank holding company; on July 2, 1998, the Company acquired The Bank Holding Company, a bank holding company; on December 17, 1998, the Company acquired Frederica Bank & Trust, a Georgia bank; and on August 31, 1999, the Company acquired North Fulton Bancshares, Inc., a Georgia bank holding company. The historical financial statements of the Company have been restated to give effect to these acquisitions which were accounted for as poolings of interests.

On April 20, the Company announced that a definitive merger agreement had been entered into with Farmers & Merchants Bank ("Farmers"). On May 20, the Company announced that a definitive merger agreement had been entered into with Bank Atlanta ("Bank Atlanta"). The Bank Atlanta merger closed on October 27, 1999, and was accounted for as a pooling of interests. The Farmers merger closed on November 5, 1999 and was accounted for as a purchase.

On July 28, 1999, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation, pursuant to which the Company will be merged with and into BB&T and BB&T will be the surviving corporation. As a result of this merger, each share of the Company's common stock then outstanding will be converted into the right to receive 0.5155 shares of BB&T common stock, plus cash in lieu of any fractional share interest. BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Georgia, Virginia, Maryland and Washington, D.C., primarily through its commercial banking subsidiaries, and to a lesser extent through its other subsidiaries. The merger of the Company with and into BB&T is subject to the approval of the Company's shareholders and banking regulators. The merger is expected to be completed in the first quarter of 2000.

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

Financial Condition
-------------------

At the end of the third quarter of 1999, total assets decreased $850,000 or 0.05% from December 31, 1998. Total loans (excluding mortgage loans held for sale) increased $122,553,000 or 10.5% from December 31, 1998. The increase in loans is primarily attributable to increased demand for loans in the markets that the Company serves. Mortgage loans held for sale decreased $54,739,000 or 43.8% during the same period, as the volume of loans sold to correspondent mortgage investors increased during 1999. Federal funds sold decreased $90,645,000 or 68.8% from December 31, 1998 to September 30, 1999. Investment securities increased $37,622,000 or 23.4% during the same period.

Total deposits decreased $13,422,000 or 1.0% for the year-to-date due, in part, to a program to reduce the cost of deposits. Federal Home Loan Bank advances increased $78,000,000 as the Company initiated a plan to supplement deposits with lower cost funding. Other borrowings decreased by $73,616,000 or 51.0% as the result of decreases in the warehouse line of credit resulting from lower outstanding mortgage loans held for sale at period end.


Results of Operations
---------------------

For the three-month period ended September 30, 1999, the Company recorded net income of $3,171,000 as compared to $5,352,000 for the same period in 1998. This $2,181,000 or 40.8% decrease is due primarily to the following:

  Net interest income increased $1,083,000.
  Provision for credit losses increased $432,000.
  Total other income decreased $3,817,000.
  Total other expense increased $520,000.
  Income tax expense decreased $1,505,000.

The reasons for these changes are discussed more fully below.

For the nine-month period ended September 30, 1999 the Company recorded net income of $13,566,000 as compared to $18,058,000 for the same period in 1998. This $4,492,000 or 24.9% decrease is due primarily to the following:

  Net interest income increased $3,512,000.
  Provision for credit losses increased $1,163,000.
  Total other income decreased $3,471,000.
  Total other expense increased $4,233,000.
  Income tax expense decreased $863,000.

The reasons for these changes are discussed more fully below.

Net Interest Income

Net interest income increased $1,083,000 or 6.2% for the three-month period ended September 30, 1999 compared to the same period in 1998, due to an increase in average earning assets. Average earning assets increased by approximately $135,000,000 while average interest-bearing liabilities increased by approximately $112,000,000. Yields on earning assets decreased by 56 basis points and costs of interest-bearing liabilities decreased by 52 basis points. The net interest margin declined to 4.62% in the third quarter of 1999 from 4.76% in the same period of 1998.

Net interest income increased $3,512,000 or 7.0% for the nine-month period ended September 30, 1999 compared to the same period in 1998, due to an increase in average earning assets. Average earning assets increased by approximately $143,000,000 while average interest-bearing liabilities increased by approximately $172,000,000. Yields on earning assets decreased by 32 basis points and costs of interest-bearing liabilities decreased by 48 basis points. The net interest margin declined to 4.54% for the nine-month period of 1999 from 4.66% in the same period of 1998.

Provision for Credit Losses
---------------------------

The Company recorded a provision for credit losses of $687,000 for the third quarter of 1999 and $1,854,000 year-to-date. The Company had net charge-offs of $371,000 during the third quarter and $578,000 year-to-date. Management will continue to monitor and adjust the level of the allowance for credit losses in relation to net charge-offs, as well as the overall level of the allowance for credit losses to loans outstanding and management's assessment of credit losses inherent in the loan portfolio.


                                                       ASSET QUALITY
                                      Sept. 30,  December 31,
                                        1999        1998        Change     Percentage
                                     ----------  -----------  -----------  -----------
                                                  (dollars in thousands)
Loans past due 90 days or more.....     $   29       $  695      $  (666)      (95.8)%
Nonaccrual loans...................      3,298        4,016         (718)      (17.9)%
                                        ------       ------      -------       ------
     Total nonperforming loans.....      3,327        4,711       (1,384)      (29.4)%
Other real estate owned............      1,494        1,889         (395)      (20.9)%
                                        ------       ------      -------       ------
     Total nonperforming assets....     $4,821       $6,600      $(1,779)      (27.0)%
                                        ======       ======      =======       ======

Nonperforming loans/Total loans....       0.26%        0.41%
Nonperforming assets/Total assets..       0.28%        0.39%

The table above illustrates the changes in the level of nonperforming assets from December 31, 1998 to September 30, 1999. The level of nonperforming assets at September 30, 1999 decreased by $1,779,000 from December 31, 1998. Management presently anticipates the levels of nonperforming loans and assets will remain at approximately current levels. Management is not aware of any potential problem loans other than those included in the table above.

Other Income
------------

The Company's main sources of other income are from mortgage banking activities and service charges on deposit accounts. Other income decreased $3,817,000 in the third quarter of 1999 compared to the same period in 1998. Service charges on deposit accounts increased by $127,000 due to the growth in outstanding deposits. Income from mortgage banking activities decreased $1,419,000 for the third quarter of 1999 compared to 1998 due to an increase in interest rates, as rates on 30-year residential first mortgages increased almost 100 basis points compared to 1998. As a result of increases in interest rates generally, the volume of the Company's mortgage business and income continues to decline, and the mix of business has shifted to less profitable purchases of loans from correspondents. Income from mortgage production and gains on sales of mortgages have also declined. During the third quarter of 1998 the Company recognized $1,151,000 in gains on sales of investment securities compared to zero for the third quarter of 1999. Other noninterest income decreased $1,374,000 for the third quarter of 1999 compared to 1998 primarily due to decreases in gains on sales of SBA loans and various asset sales in 1998 as a result of the subsidiary bank acquisitions.

For the year-to-date, other income decreased $3,471,000. Service charges on deposits increased by $279,000 as outstanding deposits continued to increase in 1999 over the 1998 levels. Income from mortgage banking activities increased by $853,000 in 1999 compared to 1998 due to the strong growth in originations during late 1998 and early 1999. As discussed above, this growth has slowed dramatically during the second and third quarters of 1999. As a result of general increases in interest rates during the summer of 1999 and the expectation of additional upward pressure on interest rates from a strong economy, the Company presently expects that mortgage loan production, and income from the origination and sale of mortgage loans, will continue to decline from the abnormally high levels of 1998 and early 1999. Other noninterest income declined by $3,466,000 for the year-to-date primarily due to non-recurring asset sales in 1998.

Other Expense
-------------

Other expense increased $520,000 for the three-month period ended September 30, 1999 compared to the same period in 1998. Salaries and employee benefits expense decreased $343,000 primarily due to decreased commissions on mortgage loan originations. Occupancy expense decreased $67,000 due to improvements in efficiencies as a result of the subsidiary bank consolidations during 1999. Merger expenses decreased by $802,000 as several acquisitions were completed during the third quarter of 1998. Other operating expense increased $1,732,000 over 1998 as Premier Lending opened six new mortgage origination offices in late 1998.

For the year-to-date, other expense increased $4,233,000. Salaries and employee benefits increased by $1,180,000 due to increased mortgage loan commissions during the first six months of 1999 compared to 1998. Occupancy expense remained relatively constant for the nine-month periods, decreasing slightly by $7,000. Merger expenses decreased by $243,000 due to fewer completed acquisitions during the first nine months of 1999. Other operating expense increased by $3,303,000 due to the additional mortgage origination offices opened in late 1998 as well as increases in various expenses incurred in the consolidation of the acquired bank subsidiaries.

Income Tax Expense

Income tax expense decreased $1,505,000 for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to the decrease in pretax income. The effective tax rate for the third quarter of 1999 was 39.1% versus 39.8% for the same period in 1998.

For the year, income tax expense decreased $863,000. The effective tax rate was 39.0% in 1999 versus 34.6% for 1998. The Company's effective tax rate increased due to the nondeductibility of certain merger expenses and a decrease in tax-exempt interest income.

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

During periods of rising interest rates, as has been experienced during 1999, mortgage originations, especially refinancings, tend to decrease. This has been somewhat offset by the strong economies in which the Company operates and continued strong housing sales. As the Company has sold loans in the secondary market, the reduction in origination volume, especially refinancings, has reduced the amounts of mortgage loans held for sale, and the interest income earned by the Company and the potential for future gains on sale of mortgage loans. The margins on this business have also declined as costs have remained steady or increased compared to reduced income. With continued expectations in the market for increased rates, management does not believe that the mortgage origination business will improve in the near future although it is taking steps to reduce the costs. Personnel disruptions from the announced merger of the Company and BB&T may also adversely affect this business.


Liquidity and Capital Resources

Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds, and borrowed funds.

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for liquidity needs. Investment securities that contractually mature within one year total approximately $24 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Mortgage loans held for sale and other short-term investments also increase forecasted cash flows. Total short-term investments, which include Federal funds sold, interest-earning deposits with other banks, loans held for sale and investment securities maturing within one year, totaled $136 million at September 30, 1999. Maturities in the loan portfolio also provide a steady flow of funds. At September 30, 1999 and 1998, the loan-to-deposit ratio (excluding loans held for sale) was 98.1% and 83.6%, respectively.

The Company's warehouse line of credit with the Federal Home Loan bank bears interest at the Fed Funds rate plus fifty basis points. This rate is adjusted daily and is payable monthly. This line matures on May 31, 2000 and is secured by an assignment of first security interests in certain mortgage loans. The Company has a total of $92,000,000 in Federal Home Loan Bank advances as of September 30, 1999. The advances mature at various dates from 2000 to 2009 and bear interest payable quarterly at fixed rates ranging from 4.84% to 5.40%. The advances are collateralized by a blanket floating lien on qualifying first mortgage loans.


Stockholders' Equity
--------------------

The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 8.9% at September 30, 1999, compared to 8.6% at December 31, 1998.

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

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve has adopted a final rule which provides that the minimum ratio of Tier I capital to total assets less goodwill (the "leverage ratio") for the most highly-rated bank holding companies is 3.0%. The minimum leverage ratio for all other bank holding companies is 4.0-5.0%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

                                              Capital Levels
                                       Sept. 30,         Minimum
                                         1999          Requirement
                                      ----------     ---------------
Tier I Capital Leverage Ratio.....      11.14%             3.0%

Tier I Risk-based Capital Ratio...      13.47%             4.0%
Tier II Risk-based Capital Ratio..       1.22%
                                        -----

Total Risk-based Capital Ratio....      14.69%             8.0%
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


Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates," and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) interest rates and general economic conditions in the markets in which the

Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 300 basis points over a 24 month horizon, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1998.


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

27.1     Financial Data Schedule

b.       Reports on Form 8-K

The Company filed a report on Form 8-K on August 3, 1999, reporting the execution of an Agreement and Plan of Reorganization with BB&T Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREMIER BANCSHARES, INC.
------------------------
Registrant


Date November 12, 1999                  Darrell D. Pittard
     -----------------                  ------------------
                                        Darrell D. Pittard
                                        Chief Executive Officer

Date November 12, 1999                  Michael E. Ricketson
     -----------------                  --------------------
                                        Michael E. Ricketson
                                        Chief Accounting Officer